Form 10-Q/A
period 2008-06-30
Ventura Assets LTD
filed 2008-11-12
CIK 1421871

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q A/1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission file number 000-53186

Ventura Assets Limited

(Name of Small Business Issuer in its charter)

Colorado	37-1441050

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2241 Flintridge Drive, Glendale CA 91206
(Address of principal executive offices)

(818) 424-0219

Issuer’s telephone number

(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2008, the issuer had 1,500,000 shares of common stock, no par value, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Ventura Assets Limited for the quarter ended June 30, 2008 is being filed solely for the purpose of checking the box “Yes” instead of “No” to describe the status of the company as a “Shell Company”. The remainder of the Form 10-Q is unchanged and is reproduced in this Amendment No. 1.

VENTURA ASSETS LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED June 30, 2008
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL

The Company’s unaudited financial statements for the third quarter ended June 30, 2008 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2008.

Ventura Assets Limited
(A Development Stage Company)
Balance Sheet
As of June 30, 2008
Unaudited

Assets	6/30/2008 Unaudited	6/30/2007 Audited	12/31/2007 Audited	Inception through 6/30/2008
Cash	$103	103	103	103

Total Assets	$103	103	103	103

Liabilities and Stockholders’ Equity:
Current Liabilities
Stockholder Loan	$6,370	200	200	6,370

Stockholders’ Equity:
Common Stock, 50,000,000 shares authorized
1,500,000 shares issued and outstanding no par value	15,000	15,000	15,000	15,000
Preferred Stock, 10,000,000 shares authorized
none issued and outstanding no par value			—	—
Deficit Accumulated During the Development Stage	$(21,267)	$(15,097)	$(15,097)	$(21,267)

Stockholders’ Deficit	$(6,267)	$(97)	$(97)	$(21,267)

Total Liabilities and Stockholders Deficit	$103	$103	$103	$103

Ventura Assets Limited
(A Development Stage Company)
Statement of Operations
June 30, 2008
Unaudited

	June 30 2008	June 30 2007	Years Ended December 31		Inception through June 30, 2008

			2007	2006
Revenues	—	—	—	—	—

Expenses:
Legal fees	$2,500	—	—	—	$2,500
Accounting	500	—	—	—	500
EDGAR Filing	2,500	—	—	—	2,500
Stock Transfer	520	—	—	—	520
Software	—	—	2	45	15,097
Miscellaneous	150	—	—	—	150

Total Expenses	$6,170	—	$2	$45	$21,267

Net Loss	$(6,170)	—	$(2)	$(45)	$(21,267)

Loss Per Share	$(.0041)	$0.00	$0.00	$0.00	$(0.0142)

Weighted Average Shares Outstanding	1,500,000	1,500,000	1,500,000	1.500,000	1,500,000

Ventura Assets Limited
(A Development Stage Company)
Statement of Stockholders’ Equity
June 30, 2008
Unaudited

	Shares	Par Value	Total	Deficit	Total

Inception 8/21/2002-Founder Shares Issued	1,500,000	—	$15,000		$15,000

Net loss				(43)	(43)

Balance December 31, 2002			15,000	(43)	14,957

Net Loss				(14,954)	(14,954)

Balance December 31, 2003			15,000	(14,997)	3

Net Loss				—	—

Balance December 31, 2004			15,000	(14,997)	3

Net Loss				(57)	(57)

Balance December 31, 2005			15,000	(15,054)	(54)

Net Loss				(45)	(45)

Balance December 31, 2006	1,500,000	—	15,000	(15,099)	(99)

Net Income				2	2

Balance December 31, 2007	1,500,000	—	15,000	(15,097)	(97)

Balance June 30, 2008	1,500,000		15,000	(21,267)	(6,267)

Ventura Assets Limited
(A Development Stage Company)
Statement of Cash Flows
June 30, 2008
Unaudited

	Quarter Ended	Quarter Ended	Years ended December 31		Inception to
	6/30/2008	6/30/2007	2007	2006	6/30/2008

Cash Flows from Operating Activities:

Net Loss	$(6,170)	$(2)	$(2)	$(45)	$(21,267)
Cash flows from Financing Activities
Increase in notes Payable	6,170	2	2	45	6370
Common Stock Issued for Cash	—	—	—	—	15,000
Net Cash flows provided by Financing Activities	$6,170	$2	$2	$45	$21,267
Net Increase (decrease) in Cash	$6,170	$2	$2	$45	$21,267
Cash at the Beginning	103	101	101	101	103
Cash at the End	103	103	103	101	103
Supplemental Disclosures:
Interest Paid	—	—	—	—	—
Income Taxes Paid	—	—	—	—	—

Ventura Assets Limited
(a Development Stage Company)
Notes to Financial Statements
June 30, 2008
Unaudited

Note 1 – Organization and Principal Activities

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and notes payable. At the year ends the carrying cost of these instruments approximate their fair value.

Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Stock – Based Compensation

The Company may periodically issue shares of common stock for services rendered or for other costs and expenses. Such shares will be valued based on the market price of the shares on the transaction date.

The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which establishes a fair value method of accounting for stock-based compensation plans.

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, but to disclose on an annual basis the pro-forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been recorded in the financial statements. SFAS No. 123 was amended by SFAS No., 148, which now requires companies to disclose in interim financial statements the pro-forma effect on net income (loss) and net income (loss) per common share of the estimated fair value of stock options issued to employees.

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

Pro Forma Financial Disclosure – In accordance with SFAS No. 123, the Company will provide footnote disclosure with respect to stock-based employee compensation. The value of a stock-based award will be determined using the Black-Scholes option-pricing model, whereby compensation cost is the fair value of the award as determined by the pricing model at the grant date or other measurement date. The resulting amount will be charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

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

Earnings Per Common Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the period August 21 2002 (date of inception) through December 31, 2007. Accordingly, basic and diluted loss per common share is the same.

Advertising

The costs of advertising, promotion and marketing programs are charged to operations in the calendar year incurred.

Segmented Information

Management has determined that the Company operates in one dominant industry segment. Additional segment disclosure requirements will be evaluated as it expands its operations.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are “written-off” when deemed uncollectible.

Special – purpose entities

The Company does not have any off-balance sheet financing activities.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2007 the Company had a retained deficit and no established source of revenue. These conditions, among others, raises substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Organizational costs

The Company expenses all start-up and organizational costs as they are incurred in accordance with the provisions of Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities” issued by the American Institute of Certified Public Accountants.

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

Note 3 – Recently issued accounting pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company’s overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43,

Chapter 4”, (“ SFAS No. 151”). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67” (“SFAS 152”) SFAS 152 amends SFAS No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SFAS 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company’s overall results of operations or financial position since the Company does not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for the Company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In May, 2005, The FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

In February, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March, 2006 FASB issued SFAS 156 “Accounting For Servicing of Financial Assets” this
Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities.

4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.

Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Management believes that this statement will not have a significant impact on the financial statements.

Note 4 – Note Payable-Related Party

The Company has received $6,170 loans from an officer and director payable in five years without interest to cover its organizational costs.

Note 5 – Income Taxes

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

Note 6 – Common Stock

On the third quarter of 2002, the Company issued 1,500,000 shares of common stock as founder shares that resulted in gross proceeds of $15,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Ms. Hasmik Yaghobyan, a Director, CAO, CFO, Treasurer, and Secretary, has loaned $6,170 in the third quarter of 2008 to cover Company’s legal and professional costs. This loan is without interest and will be due in five years. Ms. Yaghobyan will continue to loan for the necessary organizational costs until the Company raises its needed capital through the public placement.

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

It is a requirement of The National Association of Securities Dealers, Inc. that all issuers maintaining quotations of their securities on the OTC Bulletin Board file periodic reports under the 1934 Act. In order to maintain such a quotation, we must, necessarily, continue to file periodic reports with the Securities and Exchange Commission beyond the initial period of one year although we may not be required to do so for the following reasons:

•	We have less than 300 stockholders of record; or

•	We have less than 500, but more than 300, stockholders of record, and our total assets did not exceed $10 million on the last day of each of our three most recent fiscal years.

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

Item 4T. Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2008 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended August 4, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

There are no known legal proceedings pending or threatened against us.

LEGAL MATTERS

The validity of the shares of Common Stock offered hereby will be passed upon for us by Jillian Ivey Soditi, Esq. of Temecula, California.

Item 1A. Risk factors

Not Applicable.

Item 2. Unregistered sales of Equity securities and Use of Proceeds

There have been no sales of the Company’s securities during the past five years.

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