Form 10-Q
period 2008-09-30
Ventura Assets LTD
filed 2008-12-05
CIK 1421871

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

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

Ventura Assets Limited
(A Development Stage Company)
Balance Sheet
As of September 30, 2008
Unaudited

	9/30/2008 Unaudited	9/30/2007 Audited	12/31/2007 Audited	Inception through 9/30/2008

Assets
Cash	$103	103	103	103

Total Assets	$103	103	103	103

Liabilities and Stockholders’ Equity:
Current Liabilities
Stockholder Loan	$6,370	200	200	6,370

Stockholders’ Equity:
Common Stock, 50,000,000 shares authorized 1,500,000 shares issued and outstanding no par value	15,000	15,000	15,000	15,000
Preferred Stock, 10,000,000 shares authorized none issued and outstanding no par value			—	—
Deficit Accumulated During the Development Stage	$(21,267)	$(15,097)	$(15,097)	$(21,267)

Stockholders’ Deficit	$(6,267)	$(97)	$(97)	$(21,267)

Total Liabilities and Stockholders Deficit	$103	$103	$103	$103

Ventura Assets Limited
(A Development Stage Company)
Statement of Operations
September 30, 2008
Unaudited

	September 30	September 30	Years Ended December 31		Inception through September 30,
	2008	2007	2007	2006	2008

Revenues	—	—	—	—	—

Expenses:
Legal fees	—	—	—	—	$2,500
Accounting	—	—	—	—	500
EDGAR Filing	—	—	—	—	2,500
Stock Transfer	—	—	—	—	520
Software	—	—	2	45	15,097
Miscellaneous	—	—	—	—	150

Total Expenses	—	—	$2	$45	$21,267

Net Loss	—	—	$(2)	$(45)	$(21,267)

Loss Per Share	$0.00	$0.00	$0.00	$0.00	$(0.0142)

Weighted Average Shares Outstanding	1,500,000	1,500,000	1,500,000	1.500,000	1,500,000

Ventura Assets Limited
(A Development Stage Company)
Statement of Stockholders’ Equity
September 30, 2008
Unaudited

	Shares	Par Value	Total	Deficit	Total

Inception 8/21/2002-Founder Shares Issued	1,500,000	—	$15,000		$15,000

Net loss				(43)	(43)

Balance December 31, 2002			15,000	(43)	14,957

Net Loss				(14,954)	(14,954)

Balance December 31, 2003			15,000	(14,997)	3

Net Loss				—	—

Balance December 31, 2004			15,000	(14,997)	3

Net Loss				(57)	(57)

Balance December 31, 2005			15,000	(15,054)	(54)

Net Loss				(45)	(45)

Balance December 31, 2006	1,500,000	—	15,000	(15,099)	(99)

Net Income				2	2

Balance December 31, 2007	1,500,000	—	15,000	(15,097)	(97)

Balance September 30, 2008	1,500,000		15,000	(21,267)	(6,267)

Ventura Assets Limited
(A Development Stage Company)
Statement of Cash Flows
September 30, 2008
Unaudited

	Quarter Ended	Quarter Ended	Years ended December 31		Inception to
	9/30/2008	9/30/2007	2007	2006	6/30/2008

Cash Flows from Operating Activities:

Net Loss
	—	$(2)	$(2)	$(45)	$(21,267)
Cash flows from Financing Activities

Increase in notes Payable	—	2	2	45	6370
Common Stock Issued for Cash	—	—	—	—	15,000
Net Cash flows provided by Financing Activities	—	$2	$2	$45	$21,267
Net Increase (decrease) in Cash	—	$2	$2	$45	$21,267
Cash at the Beginning	103	101	101	101	103
Cash at the End	103	103	103	101	103
Supplemental Disclosures:
Interest Paid	—	—	—	—	—
Income Taxes Paid	—	—	—	—	—

Ventura Assets Limited
(a Development Stage Company)
Notes to Financial Statements
September 30, 2008
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

The Company had no stock options outstanding during the period August 21, 2002 (date of inception) through September 30, 2008, accordingly, no pro forma financial disclosure is provided herein.

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

Note 5 – Income Taxes

The Company has a net operating loss carry forward of approximately $21,267 which will expire in 2017. The federal income tax benefit of this net operating loss is $6,593, and has been offset with a valuation allowance of $6,593 due to the uncertainty that the net operating loss will be used. The valuation allowance increased by $6,953 for the period August 21, 2002 (date of inception) through September 30, 2008.

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

Ms. Hasmik Yaghobyan, a Director, CAO, CFO, Treasurer, and Secretary, has loaned $6,170 in the second quarter of 2008 to cover Company’s legal and professional costs. This loan is without interest and will be due in five years. Ms. Yaghobyan will continue to loan for the necessary organizational costs until the Company raises its needed capital through the public placement.

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

Item 4. Controls and Procedures

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibits furnished as Exhibits hereto:

31.1 Certifications of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certifications of Chief Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certifications Chief Accounting Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VENTURA ASSETS LIMITED

By:	/s/Osheen Haghnazarian

Osheen Haghnazarian
Director, President & Chief Executive Officer
Dated November 30, 2008

By:	/s/ Hasmik Yaghobyan

Hasmik Yaghobyan
Director, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Secretary
Dated November 30, 2008