Form 10-K
period 2008-12-31
Ventura Assets LTD
filed 2009-05-06
CIK 1421871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 000-1421871

VENTURA ASSETS LIMITED
(Exact name of registrant as specified in its charter)

COLORADO	37-1441050
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2241 Flintridge Drive, Glendale, CA 91206
(Address of principal executive offices)

(818) 424-0219
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, without par value

Common Stock, Without Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
[Do not check if a smaller reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was sold, or the average and asked price of such common equity, as of December 31, 2008: $0.00.

As of December 31, 2008 there were 1,500,000 shares of common stock, without par value, of the registrant outstanding.

VENTURA ASSETS LIMITED

Table of  Contents

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

When used in this report on Form 10-K (this “Report”), the words “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may,” “forecast,” “project,” “pro forma,” “goal,” continues,” “intend,” “seek” and other expressions that convey uncertainty of future events or outcomes are intended to identify “forward-looking statements.” We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this Report. While forward-looking statements represent our management’s best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include, but are not limited to, adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs, and failure to establish relationships with and capitalize upon access to new customers. We disclaim any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.  BUSINESS

History and Organization

Ventura Assets Limited is a Colorado corporation organized on August 21, 2002. The Company was formed to develop a software program to centralize the booking of recreational and vacation activities. The Company’s initial capital proven insufficient to complete its planned activity and the project was abandoned in 2003 when the Company ceased business operations.

Business

The Company intends to provide unclaimed property location services to the public and businesses. We will assist clients in obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings in any or all of the United States. We would seek to locate assets that have, for example, escheated to the state, federal government and/or governmental agencies, which are holding monies and assets and assist in the return of such monies and assets to their legal owners. The success of our business will be dependent on our ability to file and realize claims, of which there can be no assurance.

Industry Background

The origin of unclaimed property law dates back to English common law. Abandoned land was returned to the King along with the transfer of those property rights. Today, this concept has been adopted by the states and applied to intangible property as well as tangible property, excluding real estate. The states do not take permanent title to the property but act as custodians to safeguard such properties for the rightful owner or until claimed by heirs.

Unclaimed property consists primarily of various types of intangible personal property. Examples of these include: savings and checking accounts, uncashed checks, securities (i.e. stocks and bonds), dividends, insurance refunds or claims, oil royalties, wages, utility refunds/deposits, bail bonds, and child support payments. There are many ways owners (and heirs) lose track of assets. These reasons include: records being lost, destroyed or incomplete; ignorance; and forgetfulness.

Future Growth Strategy

We will obtain lists from the Comptrollers Offices in the states in which we intend to search for missing property. These lists typically contain the names of individuals or businesses, whose assets have escheated to state or local governments, the last known address where correspondence was sent and the year in which it was turned over to the state. We would then conduct a search utilizing telephone and professional directories, as well as on-line search engines, to locate asset owners. If we are able to verify rightful ownership and documentation, we will then contact these persons or businesses, and inform them of the claim. If it is deduced that a subject individual is deceased, we will obtain court records of the executor of the estate and inform the estate of the claim. In the case of businesses, we will contact the Comptroller or Treasurer of the business, as the individual with authority to lay claim to the found asset. We will then file claims on behalf of persons and businesses, when authorized to do so an Agent.

We will invest in technology and the purchase of property/asset lists and directories from respective state(s) and governmental agencies. We anticipate that disbursements from the state(s) and/or governmental agencies will take a significant period of time. Accordingly, operating losses are anticipated for at least one year after commencing business.

We will charge a fee for each realized claim. Such fees are generally regulated by the state and the fee scale varies from five to fifteen percent of the amount of the claim. Depending on the state in which the assets are located, reclaimed assets are either sent directly to the individual or business or to the Agent filing the claim. Depending on the nature of the transaction, we will be compensated from the funds received by us as Agent for the client or, we may be compensated directly from the client after they receive the assets. Compensation to the Company will be subject to pre-arranged, contractual agreements. While we anticipate amicable relations with the beneficiaries of our services, it should be understood that the potential exists that such beneficiaries may refuse to pay as agreed, or refuse to enter into arrangements with us, in which case the Company may lose revenue for work performed or in fact find itself in litigation with clients.

We believe that the primary competitive factors which will affect our business are reputation, speed, efficiency of claim reclamation, quality of personalized service, marketing, convenience, reliability and the ability to purchase sufficient lists and directories of unclaimed or undistributed property/assets. There can be no assurance that we will be able to compete successfully against current and future competitors and, competitive pressures faced by us may have a material and adverse effect on our business, prospects, financial condition and results of operations.

The market for asset reclamation services is fragmented, rapidly evolving and highly competitive. Barriers to entry are minimal, and current and new competitors can conduct operations relatively inexpensively. We will compete with (i) various on-line businesses which provide similar services, (ii) individuals who are knowledgeable of the procedures and processes of reclaiming assets, and (iii) a large number of small entities with localized operations around the country.

We have not as yet commenced operations. Future revenues and profitability will depend upon various factors including competition, market acceptance of our services and general economic conditions. We anticipate that our business will generate revenues from a wide cross section of the general public, persons and businesses, rather than from a few major customers.

Regulation

We will be subject to regulation from various state and federal governmental agencies. Laws governing issues such as maximum finders’ fees and required licenses to conduct business are regulated by local, state, and federal law. Existing laws and regulations as well as amendments to such laws and regulations (or the adoption of new laws and regulations) could have a material adverse effect on our business, prospects, financial condition and results of operations. Because of the number of jurisdictions potentially involved, it is likely that certain laws or regulations could be amended in ways unfavorable to Company operations.

Insurance

We do not maintain any insurance relating to our business or operations.

Employees

We are a start-up stage company and currently have no employees, other than our two officers. We intend to hire additional employees on an as needed basis.

Risk Factors

If any of the following risks occur, our business, financial condition, results of operations or prospects could be materially adversely affected.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

We have very limited financial resources. As of December 31, 2008 we had cash on hand of $103, an accumulated deficit $21,267 and liabilities of $6,370. Our auditor has issued a “going concern” opinion and has expressed substantial doubt about our ability to continue as a going concern. Our continuance as a going concern is dependent on our ability to obtain equity or debt financing and generate profitable revenues. Even if we do obtain adequate capital, the outcome or success cannot be predicted with any certainty at this time. Our financial statements do not include any adjustments for these uncertainties. If we cannot continue as a viable entity, we will suspend or cease operations. If this were to occur, stockholders may lose their entire investment.

Development stage enterprise.

We were organized on August 21, 2002. To date, our efforts have been limited to organizational activities, an initial sale of stock, and the start of a business. Our planned operation did not materialize and were suspended. We now intend to enter into the business of providing unclaimed property location services to the public and businesses.

We are a development stage enterprise and we anticipate losses. When operational, we anticipate that our business will be subject to numerous problems, delays, expenses and difficulties typically associated with a new line of business, many of which may be beyond our control. We will incur operating losses until such time, if ever, as we derive meaningful and ongoing revenues  from our operations. We may be unable to complete the transition from a development stage company to profitability, or, if such transition is successful, that we may be able to maintain profitability. Thus, any investment in our Company should be considered to be a high risk investment.

Additional financing required.

The Company has no funds with which to conduct operations. Accordingly, we will need to raise additional capital through public or private debt or sale of equity. If we cannot obtain additional financing, our business operations may not commence. If we are forced to raise additional funds on unfavorable terms, the value of our securities may decrease or suffer further dilution. Alternatively, unforeseen difficulties may result in an increase in our operating expenses. We may also have miscalculated or underestimated funds necessary for success in the proposed venture.

Our future success is dependent, in part, on the performance and continued services of Osheen Haghnazarian and Hasmik Yaghobyan, our directors and officers. Without the continued services of these individuals, we may be forced to interrupt or cease operations.

We are presently dependent to a substantial extent upon the experience, abilities and continued services of Mr. Haghnazarian and Ms. Yaghobyan. The loss of these services could have a material adverse effect on our business, financial condition, or results of operation.

Our  directors and officers may not be in a position to devote a majority of their time to our business and this may result in periodic interruptions and even business failure.

Mr. Haghnazarian and Ms. Yaghobyan, our directors and officers, have other business interests and will devote only a portion of their time to our operations, estimated to average not more than 20 hours per week. Our operations may be sporadic and occur at times which are not convenient to our directors and officers, which may result in periodic interruptions or suspensions of our business plan. Such delays could have a significant negative effect on the success of our business.

We have not conducted any formal market studies.

We intend to conduct business as a provider of unclaimed property services to the public and businesses. We have not conducted and will not conduct any formal marketing studies regarding the effectiveness of our proposed operations. If our business fails to attract a sufficient number of clients, then investors will lose their entire investment.

Competition.

We are new and unseasoned in the business in which we will engage. There are numerous individuals and businesses engaged in the business of asset reclamation. Many of them are established, have greater financial resources and experienced management. Our management, by contrast, has relatively little experience in this field. Accordingly, we will be at a competitive disadvantage in the marketplace. Further, because of the ease of entry to the business marketplace, it is probable that additional, better financed, and more experienced individual and companies will enter the marketplace and compete with us.

Management will have the ability to exercise significant influence over us.

Ms. Hasmik Yaghobyan, a director and officer of Company, owns approximately 58.3% of our outstanding stock. Her son, Mr. Osheen Haghnazarian, owns approximately 25.3% of our outstanding stock. Together, they control approximately 83.6% of our outstanding stock. As a result of the concentration of ownership and, serving in multiple capacities, Ms. Yaghobyan alone or, in concert with her son, will be in a position to exercise an unusually large amount of control and discretion over matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. Our Articles of Incorporation do not provide for cumulative voting.

Management lacks relevant experience.

The members of the Board of Directors and management have very limited experience in the business activities in which we will engage. Accordingly, potential purchasers of the our securities should critically evaluate the information concerning management. Additionally, the management of the Company will be largely dependent on the active participation of Mr. Haghnazarian. In the event that his services became unavailable to us, our business is very likely to be severely and adversely affected and investors may lose their entire investment. We do not maintain key-man insurance nor is there any plan to purchase any such insurance in the foreseeable future.

Indemnification of directors and officers.

Our Articles of Incorporation and By Laws provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us even if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we may be unable to recoup.

Director’s liability limited.

Our Articles of Incorporation exclude personal liability of our directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors than would otherwise be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

We are authorized to issue preferred stock which, if issued, may adversely affect your voting rights and reduce the value of your shares of common stock.

Our Board of Directors is authorized by our Articles of Incorporation to issue shares of preferred stock without the consent of our stockholders. Any issuance of preferred stock may be detrimental to the value of our common stock. Preferred stock when issued, may rank senior to the common stock with respect to voting rights, payment of dividends and amounts received by stockholders upon liquidation, dissolution or winding up. Such preferences will be set by our Board of Directors. The issuance of such preferred stock and the preferences given the preferred stock, do not need the approval of our stockholders. The existence of rights which are senior to common stock may reduce the value of our common stock - your investment. We do not currently have any plans to issue any shares of preferred stock.

Dividends.

Since organization, we have conducted very limited business. We have had no earnings, and have paid no dividends to date. The payment of dividends, if any, will be within the discretion of our Board of Directors. Presently, we intend to retain all earnings, if any, for use in its business operations and, accordingly, the Board of Directors does not anticipate declaring any dividends in the foreseeable future.

ITEM 1A.  Unresolved Staff Comments

None

ITEM 2. PROPERTIES

We do not own any property. Ms. Yaghobyan, a director and officer of the Company has provided us with office space at no cost. We consider our office space arrangement adequate at the present time and will reassess our needs based on the future growth prospects.

ITEM 3. LEGAL PROCEEDINGS

We are not the subject of any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There was no public trading market for our common stock from inception to the period ending December 31, 2008. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Section 15(g) of the Securities Exchange Act of 1934

Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans.

There have been no recent sales of unregistered equity securities during the period for which this report is presented.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, of which 1,500,000 shares are issued and outstanding. The holders of our common stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;

*	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

Non-cumulative voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Preferred Stock

We are authorized to issue up to 25,000,000 shares of preferred stock. Our Board of Directors has the authority, without further action by the stockholders, to issue shares of preferred Stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. The issuance of preferred stock could have the effect of restricting dividends on the Common Stock, diluting the voting power of the common stock, impairing the liquidation rights of the Common stock or delaying or preventing our change of control without further action by our stockholders. There are no shares of Preferred stock outstanding nor is there in effect any resolution of Board with respect to the issuance of such shares.

Dividends

Since inception, we have not declared or paid any dividends to stockholders. The declaration of any future  dividends will be at the discretion of our Board of Directors and will depend on our earnings, if any, capital requirements and financial position, the general economic conditions, and other pertinent conditions. Our present intention not to pay any dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans.

Equity Compensation Plan Information

No compensation has been paid and no stock options granted to our directors and officers during the fiscal year.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Holders

As of December 31, 2008, there were 27 stockholders of record.

Stock Transfer Agent

The transfer agent for our common stock is Pacific Stock Transfer Company. Their address is 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 and their telephone number is (702) 361-3033.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company’s management or the Company are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

MANAGEMENT’S PLAN OF OPERATION

The Company intends to provide unclaimed property location services to the public and businesses. We will assist clients in obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings in any or all of the United States. We would seek to locate assets that have, for example, escheated to the state, federal government and/or governmental agencies, which are holding monies and assets and assist in the return of such monies and assets to their legal owners. The success of our business will be dependent on our ability to file and realize claims, of which there can be no assurance.

RESULTS OF OPERATIONS

The table below summarizes our financial results and condition as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Revenues	$-	$-
Net loss available to common shareholders	$(21,267)	$2
Current assets	$103	$103
Current liabilities	$6,370	$200
Total assets	$103	$103
Total liabilities	$6,370	$200
Shareholders' equity	$(6,267)	$(97)

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this report, the Company has yet to generate any revenues from its business activities.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2008, the Company had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s financial statements included elsewhere in this Annual Report, which have been prepared in accordance with accounting principles generally accepted in the United States.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company has elected to provide for deferred income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carry-forwards. A valuation allowance has been provided as it is more likely than not that the deferred assets will not be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued FASB 141 (revised 2007). This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. The Company has not yet determined what the effect will be, if any, on their financial statements.

The Financial Accounting Standards Board has issued FASB 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures, effective for the Company starting July 1, 2009. The Company has not yet determined what the effect will be, if any, on their financial statements.

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” — permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a smaller reporting company.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2008.

Off-Balance Sheet Arrangements

As of December 31, 2008, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRUBER & COMPANY, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Ventura Assets Limited.

We have audited the accompanying balance sheets Ventura Assets Limited. as of December 31, 2008 and 2007 and the related statements of operations, stockholders equity and cash flows for the years then ended and for the period of inception to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its' operations and its' stockholders equity and cash flows for the years then ended and for the period of inception to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred substantial losses. This raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company LLC
Gruber & Company LLC

Lake St. Louis MO 63367

Dated: April 29, 2009

Ventura Assets Limited
Balance Sheets
December 31, 2008
Audited

		December 31,	December 31,
		2008	2007

Assets
Current Assets:
Cash in Bank	-	$103	$103
		-	-
	-	-	-
		-	-
Total Current Assets	-	-	-

Fixed Assets-Net	-	-	-

Other Assets	-	-	-

Total Assets	-	$103	$103

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Notes Payable		$6,370	$200
	-

Total Current Liabilities		6,370	200

Notes Payable-Long Term	-	-	-

Total Liabilities		6,370	200

Stockholders' Equity (Deficit)
Common Stock, Authorized 50,000,000 Shares, $0.01 par value, 1,500,000, shares issued and outstanding respectively.		15,000	15,000
Preferred Stock, Authorized 25,000,000 Shares,$0.001 par value, 0 shares issued and outstanding	-	-	-
Retained Earnings (Deficit)		(21,267)	(15,097)
Stockholders' Equity (Deficit)		(6,267)	(97)
Total Liabilities and Stockholders' Equity		$103	$103

The accompanying notes are an integral part of these financial statements.

Ventura Assets Limited
Statement of Operations
December 31, 2008
Audited

	From Inception to December 31, 2008	For the Years Ended December 31,
		2008	2007

Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Expenditures:
Stock for Services	-		-
General and Administrative	21,267	6,170	(2)

Total Expenditures	21,267	6,170	(2)

Net Profit (Loss) from Operations	(21,267)	(6,170)	2

Other Expenses:
Interest	-	-	-

Net Profit (Loss)	$(21,267)	$(6,170)	$-
Net Loss per Share	-	(0.00)	(0.00)

Weighted Average Shares Outstanding		1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

Ventura Assets Limited.
Statements of Stockholders' Equity (Deficit)
December 31, 2008
Audited

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance, April 21, 2002 Founder Shares Issued	1,500,000	$15,000	$-	$-	$15,000
Net Loss	-	-	-	(43)	(43)
Balance December 31, 2002	1,500,000	15,000	-	(43)	14,957
Net Loss	-	-	-	(14,954)	(14,954)
Balance December 31, 2003	1,500,000	15,000	-	(14,997)	3
Net Loss in 2005 (0) loss in 2004				(57)	(57)
Balance December 31, 2005	1,500,000	15,000		(15,054)	(54)
Net Loss				(45)	(45)
Balance December 31, 2006	1,500,000	15,000		(15,099)	(99)
Net Income				2	2
Balance December 31, 2007	1,500,000	15,000		(15,097)	(97)
Net Loss				(6,170)	(6,170)
Balance December 31, 2008	1,500,000	15,000		(21,267)	(6,267)

The accompanying notes are an integral part of these financial statements.

Ventura Assets Limited
Statement of Cash Flows
December 31, 2008
Audited

	From Inception to December 31, 2008	For the Years Ended December 31,
		2008	2007
Cash Flows from Operating Activities:
Net Loss	$(21,267)	$(6,170)	$2
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation
Common Stock Issued for Services	-	-	-

Net Cash Flows Used in Operating Activities	(21,267)	(6,170)	2

Cash Flows from Investing Activities
	-	-
Cash Flows from Financing Activities:
Increase in Note Payable	6,370	6,170
Common Stock Issued for Cash	15,000	-

Net Cash Flows from Financing Activities	21,370	6,170

Net Increase (Decrease) in Cash	103	-	2

Cash at the Beginning of the Period	-	103	101

Cash at the End of the Period	$103	$103	$103
Income Taxes Paid
Interest Paid		$-	-

The accompanying notes are an integral part of these financial statements.

Ventura Assets Limited
(Developmental Stage Company)
Notes to Financial Statements
December 31, 2008
Audited

Note 1-  Organization and Principal Activities
Organization and Description of Business

Ventura Assets Limited (a development stage company) provides unclaimed property location services to the public and businesses. The Company assists clients in obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings in any or all of the United States.   The Company was incorporated under the laws of the State of Colorado on August 21, 2002, and has its principal office in Glendale California.

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

Income Taxes

Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes, using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Common Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (”Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  The Company did not have any potentially dilutive securities outstanding during the period August 21 2002  (date of inception) through December 31, 2008.  Accordingly, basic and diluted loss per common share is the same.

Advertising

The costs of advertising, promotion and marketing programs are charged to operations in the calendar year incurred.

Segmented Information

Management has determined that the Company operates in one dominant industry segment.  Additional segment disclosure requirements will be evaluated as it expands its operations.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.  Accounts are “written-off” when deemed uncollectible.

Special – purpose entities

The Company does not have any off-balance sheet financing activities.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2008 the Company had a retained deficit and no established source of revenue. These conditions, among others, raises substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have adopted and it has ad no impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 in the first quarter of fiscal 2008 and it had no impact on our financial position and results of operations..

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted.  The Company adopted FIN 48 and there was no impact on its financial statements.

Note 4 – Note Payable-Related Party

The Company has received $6,370 loan from Ms. Yaghobyan, an officer and director of the company, payable on demand without interest.

Note 5 – Income Taxes

The Company has a net operating loss carry forward of approximately $21,267.  The federal income tax benefit of this net operating loss is $7,000, and has been offset with a valuation allowance of $4,650 due to the uncertainty that the net operating loss will be used.  The valuation allowance increased by $4,650 for the period August 21, 2002 (date of inception) through December 31, 2008.

Note 6 – Common Stock

On August 21, 2002, the Company issued 1,500,000 shares of common stock as founder shares that resulted in gross proceeds of $15,000.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Ms. Yaghobyan, a director and officer of the Company has provided us with office space at no cost. We consider our office space arrangement adequate at the present time and will reassess our needs based on the future growth prospects.

Our current operations are funded by loans from an affiliated party, Ms. Yaghobyan, an officer and director .  As of December 31, 2008, the sums provided at no interest amounted to $6,370.

5. CHANGE IN MANAGEMENT

None.

6. SUBSEQUENT EVENTS

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) on December 31, 2008, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal controls over financial reporting as of December 31, 2008. Based on the Company’s assessment, the Company concluded that its internal controls over financial reporting were effective as of December 31, 2008.

This annual report does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only its management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains certain information with respect to the Company’s current directors and executive officers.

Name	Age	Position

Osheen Haghnazarian	27	Director, President and Chief Executive Officer

Hasmik Yaghobyan	48	Director, Chief Financial Officer and Secretary

Board of Directors and Executive Officers

The following sets forth certain biographical information pertaining to the directors and officers of the Company:

Osheen Haghnazarian

Mr. Haghnazarian has served as the Chairman of the Board, and as the Company's President, and Chief Executive Officer since 2003.

During the past five years he has served a teller in a major commercial bank and as a Real estate broker licensed by the State of California. He also conducts business as a mortgage broker. Mr. Haghnazarian is the son of Ms. Yaghobyan, the other member of our Board of Directors.

Hasmik Yaghobyan

Ms. Yaghobyan has served as a member of the Board, and as the Company's Chief Financial Officer and Secretary since 2002.

During the past five years, Ms. Yaghobyan has served as an accountant in the Auditor Controller's office of the County of Los Angeles. She holds the BA degree in Business Administration with a major in Accounting and the JD degree from Glendale University College of Law. Ms. Yaghobyan is the mother of Mr. Haghnazarian, the other member of our Board of Directors.

Compensation and Audit Committees

As we only have two board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our code of ethics was filed as Exhibit 14.2 of our Registration Statement on Form S-1 filed with the SEC on January 4, 2008. You will be able to review this document by accessing our public filings at the SEC's website at www.sec.gov. In addition, a copy of the code of ethics will be provided, without charge, on request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who beneficially own more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish the Company with copies of all Section 16(a) forms they file. No s such reports were filed with the SEC or with us during the fiscal year ended December 31, 2008 and to the best of our knowledge and belief, no such filings were warranted.

ITEM 11. EXECUTIVE COMPENSATION

None of our two directors and officers have received compensation for services rendered in any capacity on our behalf during the years ended December 31, 2008 and 2007.

Director Compensation

We do not currently pay any fees to our directors, nor do we pay director’s expenses of attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company’s common stock as of December 31, 2008, by the (i) named executive officers, (ii) all persons, including groups, known to the Company to own beneficially more than five percent (5%) of the outstanding common stock, and (iii) all current executive officers and directors as a group. A person (or group) is deemed to be a beneficial owner of common stock that can be acquired by such person or group within 60 days from December 31, 2008, upon the exercise of warrants, options or other rights exercisable for, or convertible into, common stock. As of December 31, 2008, there were a total of 1,500,000 shares of common stock outstanding and held by 46 stockholders of record.

Except as otherwise indicated, the address of each of the following persons is c/o Ventura Assets Limited, 2241 Flintridge Drive, Glendale, California 91206:

		Beneficially Owned as of December 31, 2008 (1)
Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)
Common Stock	Osheen Haghnazarian (2)	380,000	25.3%
Common Stock	Hasmik Yaghobyan (2)	875,000	58.3%
Common Stock	Ascot Funding, Inc.	125,000	8.3%
Common Stock	All directors and officers as a group (two persons)	7,595,200	83.7%

(1)	Assumes 1,500,000 shares of common stock are issued and outstanding.
(2)	Director and/or officer.

Change-in-control arrangements

There are currently no arrangements that would result in a change of control of us. There are no compensation plans or arrangements or payment obligations with respect to our directors or officers that would be triggered by the resignation, retirement or any other termination of any director or officer. There are no arrangements for our directors, officers or employees in the event of a change-in-control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board of Directors consists of two persons who are related by blood, mother and son. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Gruber & Company, LLC (“Gruber”), independent registered accounting firm, serves as our auditor. The following table presents fees for professional audit services rendered by Gruber for the audit and reviews of the Company’s annual financial statements and other audit related services for the years ended December 31, 2008 and 2007:

	2008 (1)	2007
Audit Fees	$5,000	$5,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	500	0

Total	$5,500	$5,000

(1)	The $5,000 is an estimate for 2008 audit and the audit fee was incurred and paid in the 1st Qtr. of 2009.

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with the policies of the SEC pertaining to auditor independence, our Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Board of Directors for approval.

1.     Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.     Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.     Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.     Other Fees are those associated with services not captured in the other categories.

Prior to engagement, the Board of Directors pre-approves these services by category of service. The fees are budgeted and the Board of Directors requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Board of Directors requires specific pre-approval before engaging the independent auditor.

Our Board of Directors may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Board of Directors at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to Form 10 filed on April 22, 2008 (File No. 000-1421871)	3.1	Articles of Incorporation*

Incorporated by reference to Form 10 filed on April 22, 2008 (File No. 000-1421871)	3.2	By-Laws*

Incorporated by reference to Form 10 filed on April 22, 2008 (File No. 000-1421871)	14.2	Code of Ethics*

Filed herewith	31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Filed herewith	31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Filed herewith	32.3	Section 1350 Certifications

* Incorporated by reference to Form 10 filed on April 22, 2008 (File No. 000-1421871)

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ventura Assets, Limited

Dated: , May 6, 2009	By:	/s/ Osheen Haghnazarian
Osheen Haghnazarian Director, President and Principal Executive Officer

Dated: May 6, 2009	By:	/s/ Hasmik Yaghobyan
Hasmik Yaghobyan Director, Chief Executive Officer, Principal Accounting Officer and Secretary

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Dated: May 6, 2009	By:	/s/ Osheen Haghnazarian
Osheen Haghnazarian Director, President and Principal Executive Officer

Dated: May 6, 2009	By:	/s/ Hasmik Yaghobyan
Hasmik Yaghobyan Director, Chief Executive Officer, Principal Accounting Officer and Secretary