Form 10-Q
period 2009-05-15
Ventura Assets LTD
filed 2009-05-15
CIK 1421871

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

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

_______________________________________
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

    Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2009, the issuer had 1,500,000 shares of common stock, no par value, issued and outstanding.

 VENTURA ASSETS LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2009
TABLE OF CONTENTS

	PART I- FINANCIAL INFORMSTION
Item 1.	Financial Statements

	Balance Sheet for the First Quarter ended March 31, 2009 (Unaudited)	4
	Statement of Operations for March 31, 2009 (Unaudited)	5
	Statement of Stockholder’s Equity for March 31, 2009 (Unaudited)	6
	Statement of Cash Flows dated March 31, 2009 (Unaudited)	7

	Notes to Financial Statements for March 31, 2009 (Unaudited)	8-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

	PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
	Signature

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the first quarter ended March 31, 2009 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2009.

Ventura Assets Limited
(A Development Stage Company)
Balance Sheet
As of March 31, 2009
Unaudited

Assets	3/31/2009 Unaudited	3/31/2008 Audited	12/31/2008 Audited	Inception through 3/31/2009
Cash	$103	103	103	103

Total Assets	$103	103	103	103

Liabilities and Stockholders' Equity:
Current Liabilities
Stockholder Loan	$5,750	200	200	$12,120

Stockholders' Equity:
Common Stock, 50,000,000 shares authorized
1,500,000 shares issued and outstanding no par value	15,000	15,000	15,000	15,000
Preferred Stock, 10,000,000 shares authorized
none issued and outstanding no par value			-	-
Deficit Accumulated During the Development Stage	$(27,017)	$(15,097)	$(21,267)	$(27,017)

Stockholders' Deficit	$(27,017)	$(97)	$(21,267)	$(27,017)

Total Liabilities and Stockholders Deficit	$103	$103	$103	$103

Ventura Assets Limited
(A Development Stage Company)
Statement of Operations March 31, 2009 Unaudited

	March 31, 2009	March 31, 2008	Years Ended December 31		Inception through
			2008	2007	March 31, 2009

Sales	-	-	-	-	-

Cost of Sale

Gross Profit

Expenditures:
Stock for Services	-	-	-	-	15,097
General & Administrative	$5,750	-	6,170	$(2)	$27,017

Total Expenditures	5,750	-	6,170	$(2)	$27,017
Net Profit(Loss) from Operation	$(5,750)		(6,170)	$(2)	(27,017)

Other Expenses:
Interest

Net Profit (Loss)	$(5,750)	$0.00	$(6,170)	$(2)	$(27,017)

Net Loss per Share	$(0.004)	$0.00	$(0.004)	(0.00)	$(0.018)

Weighted Average Shares Outstanding	1,500,000	1,500,000	1,500,000	1.500,000	1,500,000

Ventura Assets Limited
(A Development Stage Company) Statement of Stockholders' Equity March 31, 2009 Unaudited

	Shares	Par Value	Total	Deficit	Total

Inception 8/21/2002-Founder Shares Issued	1,500,000	-	$15,000		$15,000

Net loss				(43)	(43)

Balance December 31, 2002			15,000	(43)	14,957

Net Loss				(14,954)	(14,954)

Balance December 31, 2003			15,000	(14,997)	3

Net Loss				-	-

Balance December 31, 2004			15,000	(14,997)	3

Net Loss				(57)	(57)

Balance December 31, 2005			15,000	(15,054)	(54)

Net Loss				(45)	(45)

Balance December 31, 2006	1,500,000	-	15,000	(15,099)	(99)

Net Income				2	2

Balance December 31, 2007	1,500,000	-	15,000	(15,097)	(97)

Net Loss				(15,097)	(97)

Balance December 31, 2008	1,500,000		15,000	(21.267)	(6,170)

Net Loss				(6,170)	(6,170)

Balance March 31, 2009	1,500,000		15,000	(27,017)	(5,750)

Net Loss				(5,750)	(5,750)

Ventura Assets Limited
(A Development Stage Company) Statement of Cash Flows March 31, 2009 Unaudited

	Quarter Ended	Quarter Ended	Years ended December 31		Inception to
	3/31/2009	3/31/2008	2008	2007	3/31/2009
Cash Flows from Operating Activities:
Net Loss	(5,750)	$(2)	$(2)	$(45)	$(27,017))
Cash flows from Financing Activities
Increase in notes Payable	5,750	2	2	45	12,120
Common Stock Issued for Cash	-	-	-	-	15,000
Net Cash flows provided by Financing Activities	5,750	$2	$2	$45	$27,017
Net Increase (decrease) in Cash	5,750	$2	$2	$45	$27,017
Cash at the Beginning	103	101	101	101	103
Cash at the End	103	103	103	101	103
Supplemental Disclosures:
Interest Paid	-	-	-	-	-
Income Taxes Paid	-	-	-	-	-

Ventura Assets Limited
(a Development Stage Company)
Notes to Financial Statements
March 31, 2009
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

The Company had no stock options outstanding during the period August 21, 2002 (date of inception) through  March 31, 2009, accordingly, no pro forma financial disclosure is provided herein.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2009 the Company had a retained deficit and no established source of revenue. These conditions, among others, raises substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (" SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

Note 5 – Income Taxes

The Company has a net operating loss carry forward of approximately $27,017 which will expire in 2017. The federal income tax benefit of this net operating loss is $8,889, and has been offset with a valuation allowance of $6,650 due to the uncertainty that the net operating loss will be used.  The valuation allowance increased by $6,953 for the period August 21, 2002 (date of inception) through March 31, 2009.

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

We are a developmental stage company that has only recently begun our business operations. We have not generated any revenues from our intended business activities, and we do not expect to generate revenues until 2010.

We received our initial funding of $15,000 through the sale of 1,500,000 shares of our common during the third quarter of 2002.

We have incurred losses since inception resulting in a net accumulated deficit of $27,017.

Ms. Hasmik Yaghobyan, a Director, CAO, CFO, Treasurer, and Secretary, has loaned $5,750 in the first quarter of 2009 to cover audit and filling fees.  This loan is without interest and will be due in five years.  Ms. Yaghobyan will continue to loan for the necessary organizational costs until the Company raises its needed capital through the public placement.

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

Results of Activities

We have not generated any revenues to date. Our accumulated deficit since inception is $27,017.

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
Dated May 15, 2009

By:	/s/ Hasmik Yaghobyan
Hasmik Yaghobyan
Director, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Secretary
Dated May 15, 2009