Form 10-Q
period 2009-06-30
Ventura Assets LTD
filed 2009-09-10
CIK 1421871

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
    Commission file number 000-53186

Ventura Assets Limited
________________________________________
 (Name of Small Business Issuer in its charter)

Colorado	37-1441050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2241 Flintridge Drive, Glendale CA 91206
(Address of principal executive offices)

(818) 424-0219
Issuer’s telephone numbe
________________________________________________________
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2009, the issuer had 1,500,000 shares of common stock, no par value, issued and outstanding.

 VENTURA ASSETS LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2009
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the second quarter ended June 30, 2009 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2009.

Ventura Assets Limited
Balance Sheet
June 30, 2009
Unaudited

	June 30, 2009 Unaudited	December 31, 2008 Audited
Assets
Current Assets:
Cash in Bank	$103	$103
Total Current Assets	-	-
Fixed Assets-Net	-	-
Other Assets	-	-
Total Assets	$103	$103
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Notes Payable	$12,370	$6,370
Total Current Liabilities	$12,370	6,370
Notes Payable-Long Term	-	-
Total Liabilities	$12,370	6,370
Stockholders' Equity (Deficit)
Common Stock, Authorized 50,000,000 Shares, $0.01 par value, 1,500,000, shares issued and outstanding respectively.	$15,000	15,000
Preferred Stock, Authorized 25,000,000 Shares,$0.001 par value, 0 shares issued and outstanding	-	-
Retained Earnings (Deficit)	$(27,267)	$(21,267)
Stockholders' Equity (Deficit)	$(12,267)	$(6,267)
Total Liabilities and Stockholders' Equity	$103	$103

Ventura Assets Limited
Statement of Operations
June 30, 2009
Unaudited

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Inception Through June 30, 2009
Sales	$-	$-	$-	$-	$-
Cost of Sales	$-	$-	$-	$-	$-
Gross Profit	$-	$-	$-	$-	$-
Expenditures:
Stock for Services	$-	$-	$-	$-	$-
General and Administrative	$250	$6,170	$6,000	$6,170	$27,267
Total Expenditures	$250	$6,170	$6,000	$6,170	$27,267
Net Profit (Loss) from Operations	$(250)	$(6,170)	$(6,000)	$(6,170)	$(27,267)
Other Expenses:
Interest	$-	$-	$-	$-	$-
Net Profit (Loss)	$(250)	$(6,170)	$(6,000)	$(6,170)	$(27,267)
Net Loss Per Share	$(0.00)	$(0.0041)	$(0.00)	$(0.0041)	$(.018)
Weighted Average Shares Outstanding	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000

Ventura Assets Limited
Statement of Cash Flows
June 30, 2009
Unaudited

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Inception Through June 30, 2009
Cash Flows from Operating Activities:
Net Loss	$(6,000)	$(6,170)	$(27,267)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation
Common Stock Issued for Services
Net Cash Flows Used in Operating Activities	$(6,000)	(6,168)	(27,267)
Cash Flows from Investing Activities
Cash Flows from Financing Activities:
Increase in Note Payable	6,000	6,168	12,370
Common Stock Issued for Cash	-	-	15,000
Net Cash Flows from Financing Activities	$6,000	$6,168	$27,370
Net Increase (Decrease) in Cash	-	2	-
Cash at the Beginning of the Period	$103	$101	$103
Cash at the End of the Period	$103	$103	$103
Income Taxes Paid Interest Paid	$-	-	-

The accompanying notes are an integral part of these financial statements.

Ventura Assets Limited
(a Development Stage Company)
Notes to Financial Statements
June 30, 2009
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

The Company had no stock options outstanding during the period August 21, 2002 (date of inception) through June 30, 2009, accordingly, no pro forma financial disclosure is provided herein.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2009 the Company had a retained deficit and no established source of revenue.

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

Note 4 – Note Payable-Related Party

The Company has received $12,370 loans from an officer and director payable in five years without interest to cover its organizational costs.

Note 5 – Income Taxes

The Company has a net operating loss carry forward of approximately $27,267 which will expire in 2017. The federal income tax benefit of this net operating loss is $9,139, and has been offset with a valuation allowance of $6,900 due to the uncertainty that the net operating loss will be used.  The valuation allowance increased by $7,203 for the period August 21, 2002 (date of inception) through June 30, 2009.

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

We have incurred losses since inception resulting in a net accumulated deficit of $27,267.

Ms. Hasmik Yaghobyan, a Director, CAO, CFO, Treasurer, and Secretary, has loaned $6,000 in the first  and second quarter of 2009 to cover audit and filling fees.  This loan is without interest and will be due in five years.  Ms. Yaghobyan will continue to loan for the necessary organizational costs until the Company raises its needed capital through the public placement.

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

Results of Activities

We have not generated any revenues to date. Our accumulated deficit since inception is $27,267.

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
Dated August 31, 2009

By:	/s/ Hasmik Yaghobyan
Hasmik Yaghobyan
Director, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Secretary
Dated August 31, 2009