Form 10-Q
period 2009-09-30
Ventura Assets LTD
filed 2009-11-12
CIK 1421871

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

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
_________________________________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2009, the issuer had 1,500,000 shares of common stock, no par value, issued and outstanding.

 VENTURA ASSETS LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2009

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the third quarter ended September 30, 2009 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2009.

Ventura Assets Limited
Balance Sheet
September 30, 2009
Unaudited

	September 30,	December 31,
	2009	2008
	Unaudited	Audited

Assets
Current Assets:
Cash in Bank	$103	$103
	-	-
	-	-
	-	-
Total Current Assets	-	-

Fixed Assets-Net	-	-

Other Assets	-	-

Total Assets	$103	$103

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Notes Payable	$14,620	$6,370

Total Current Liabilities	14,620	6,370

Notes Payable-Long Term	-	-

Total Liabilities	$14,620	6,370

Stockholders' Equity (Deficit)
Common Stock, Authorized 50,000,000 Shares, $0.01 par value, 1,500,000, shares issued and outstanding respectively.	$15,000	15,000
Preferred Stock, Authorized 25,000,000 Shares,$0.001 par value, 0 shares issued and outstanding	-	-
Retained Earnings (Deficit)	$(29,517)	$(21,267)
Stockholders' Equity (Deficit)	$(14,517)	$(6,267)
Total Liabilities and Stockholders' Equity	$103	$103

The accompanying notes are an integral part of these financial statements

Ventura Assets Limited Statement of Operations September 30, 2009 Unaudited

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Inception Through September 30, 2009

Sales	$-	$-	$-	$-	$-

Cost of Sales	$-	$-	$-	$-	$-

Gross Profit	$-	$-	$-	$-	$-

Expenditures:
Stock for Services	$-	$-	$-	$-	$-
General and Administrative	$2,250	$6,170	$8,250	$6,170	$29,517

Total Expenditures	$2,250	$6,170	$8,250	$6,170	$29,517

Net Profit (Loss) from Operations	$(2,250)	$(6,170)	$(8,250)	$(6,170)	$(29,517)

Other Expenses:
Interest	$-	$-	$-	$-	$-
Net Profit (Loss)	$(2,250)	$(6,170)	$(8,250)	$(6,170)	$(29,517)
Net Loss Per Share	$(0.0015)	$(0.0041)	$(0.0055)	$(0.0041)	$(0.0196)
Weighted Average Shares Outstanding	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements

Ventura Assets Limited Statement of Cash Flows September 30, 2009 Unaudited
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Inception Through September 30, 2009

Cash Flows from Operating Activities:
Net Loss	$(8,250)	$(6,170)	$(29,517)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation
Common Stock Issued for Services

	-	-	-

Net Cash Flows Used in Operating Activities	$(8,250)	(6,168)	(29,517)

Cash Flows from Investing Activities
	-		-
	-	-
Cash Flows from Financing Activities:
Increase in Note Payable	8,250	6,168	14,620
Common Stock Issued for Cash	-	-	15,000
		-

Net Cash Flows from Financing Activities	$8,250	$6,168	$29,620

Net Increase (Decrease) in Cash	-	2	-

Cash at the Beginning of the Period	$103	$101	$103

Cash at the End of the Period	$103	$103	$103
Income Taxes Paid
Interest Paid	$-	-	-

The accompanying notes are an integral part of these financial statements

Ventura Assets Limited
(a Development Stage Company)
Notes to Financial Statements
September 30, 2009
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

The Company had no stock options outstanding during the period August 21, 2002 (date of inception) through September 30, 2009, accordingly, no pro forma financial disclosure is provided herein.

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

Note 4 – Note Payable-Related Party

The Company has received $14,620 loans from an officer and director payable in five years without interest to cover its organizational costs.

Note 5 – Income Taxes

The Company has a net operating loss carry forward of approximately $29,517 which will expire in 2017. The federal income tax benefit of this net operating loss is $11,809, and has been offset with a valuation allowance of $7,900 due to the uncertainty that the net operating loss will be used.  The valuation allowance increased by $7,900 for the period August 21, 2002 (date of inception) through September 30, 2009.

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

We have incurred losses since inception resulting in a net accumulated deficit of $29,517.

Ms. Hasmik Yaghobyan, a Director, CAO, CFO, Treasurer, and Secretary, has loaned $8,250 in the first , second, and third quarter of 2009 to cover audit and filling fees.  This loan is without interest and will be due in five years.  Ms. Yaghobyan will continue to loan for the necessary organizational costs until the Company raises its needed capital through the public placement.

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

Results of Activities

We have not generated any revenues to date. Our accumulated deficit since inception is $29,517.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2009 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Dated: November 10, 2009

By:	/s/ Hasmik Yaghobyan
Hasmik Yaghobyan
Director, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Secretary
Dated: November 10, 2009