Form 10-K
period 2009-12-31
Ventura Assets LTD
filed 2010-03-24
CIK 1421871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 000-53186

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
on-accelerated filer [Do not check if a smaller reporting company]	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was sold, or the average and asked price of such common equity, as of December 31, 2009: $0.05.

As of March 23, 2010 there were 1,500,000 shares of common stock, $0.01 par value, of the registrant outstanding.

VENTURA ASSETS LIMITED

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

ITEM 1.  BUSINESS

History and Organization

Ventura Assets Limited is a Colorado corporation organized on August 9, 2002. The Company was formed to develop a software program to centralize the booking of recreational and vacation activities. The Company’s initial capital proven insufficient to complete its planned activity and the project was abandoned in 2003 when the Company ceased business operations.

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

Unclaimed property consists primarily of various types of intangible personal property. Examples of these include: savings and checking accounts, uncashed checks, securities (i.e. stocks and bonds), dividends, insurance refunds or claims, oil royalties, wages, utility refunds/deposits, bail bonds, and child support payments. There are many ways owners (and heirs) lose track of assets. These reasons include; records being lost, destroyed or incomplete; ignorance; and forgetfulness.

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

We have very limited financial resources. As of December 31, 2009 we had cash on hand of $103, an accumulated deficit $37,967 and liabilities of $23,070. Our auditor has issued a “going concern” opinion and has expressed substantial doubt about our ability to continue as a going concern. Our continuance as a going concern is dependent on our ability to obtain equity or debt financing and generate profitable revenues. Even if we do obtain adequate capital, the outcome or success cannot be predicted with any certainty at this time. Our financial statements do not include any adjustments for these uncertainties. If we cannot continue as a viable entity, we will suspend or cease operations. If this were to occur, stockholders may lose their entire investment.

Development stage enterprise.

We were organized on August 9, 2002. To date, our efforts have been limited to organizational activities, an initial sale of stock, and the start of a business. Our planned operation did not materialize and were suspended. We now intend to enter into the business of providing unclaimed property location services to the public and businesses.

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

Management lacks relevant experience.

The members of the Board of Directors and management have very limited experience in the business activities in which we will engage. Accordingly, potential purchasers of the securities should critically evaluate the information concerning management. Additionally, the management of the Company will be largely dependent on the active participation of Mr. Haghnazarian. In the event that his services became unavailable to us, our business is very likely to be severely and adversely affected and investors may lose their entire investment. We do not maintain key-man insurance nor is there any plan to purchase any such insurance in the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2009.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There was no public trading market for our common stock from inception to the period ending December 31, 2009. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Holders

As of December 31, 2009, there were 27 stockholders of record.

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

RESULTS OF OPERATIONS

The table below summarizes our financial results and condition as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Revenues	$-	$-
Net loss available to common shareholders	$(16,700)	$(6,170)
Current assets	$103	$103
Current liabilities	$23,070	$6,370
Total assets	$103	$103
Total liabilities	$23,070	$6,370
Stockholders' deficit	$(22,967)	$(6,267)

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this report, the Company has yet to generate any revenues from its business activities.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2009, the Company had no off-balance sheet arrangements.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2009.

Off-Balance Sheet Arrangements

As of December 31, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Ventura Assets Limited
Glendale, California

We have audited the accompanying balance sheets of Ventura Assets Limited (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from August 9, 2002 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ventura Assets Limited as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period from August 9, 2002 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Bingham Farms, Michigan
March 18, 2010

Ventura Assets Limited
(A Development Stage Company)
Balance Sheets
December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
Assets
Current Assets:
Cash	$103	$103

Total Assets	$103	$103

Liabilities & Stockholders' Deficit

Liabilities

Current Liabilities:
Accounts Payable	$8,450	$-
Notes Payable	14,620	6,370

Total Liabilities	23,070	6,370

Stockholders' Deficit

Common Stock, authorized 50,000,000
Shares at $0.01 par value, 1,500,000 Shares
issued and outstanding respectively	15,000	15,000

Preferred Stock, authorized 25,000,000
Shares at $0.001 par value, issued and
outstanding	-	-

Deficit Accumulated in the Development Stage	(37,967)	(21,267)

Total Stockholders' Deficit	(22,967)	(6,267)

Total Liabilities & Stockholders' Deficit	$103	$103

The accompanying notes are an integral part of the financial statements.

Ventura Assets Limited
(A Development Stage Company)
Statements of Operations
Years Ended December 31, 2009 and 2008
Period from August 9, 2002 (inception) to December 31, 2009

			August 9, 2002
	Year	Year	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2009	2008	2009
Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating Expenses
General and Administrative	16,700	6,170	37,967

Net Loss
from Operations	(16,700)	(6,170)	(37,967)

Provision for Income Taxes	-	-	-

Net Loss	$(16,700)	$(6,170)	$(37,967)

Net Loss Per Share	$(0.10)	$(0.04)
Weighted Average Shares
Outstanding	1,500,000	1,500,000

The accompanying notes are an integral part of the financial statements.

Ventura Assets Limited
(A Development Stage Company)
Statement of Stockholders' Deficit
December 31, 2009

			Deficit
			Accumulated
			in the
	Common Stock		Development
	Shares	Amount	Stage	Total
Balance, April 21, 2002 Founder Shares Issued	1,500,000	$15,000	$-		$$15,000
Net Loss	-	-	(43)		(43)
Balance December 31, 2002	1,500,000	15,000	(43)		14,957
Net Loss	-	-	(14,954)		(14,954)
Balance December 31, 2003	1,500,000	15,000	(14,997)		3
Net Loss	-	-	-		-
Balance December 31, 2004	1,500,000	15,000	(14,997)		3
Net Loss	-	-	(57)		(57)
Balance December 31, 2005	1,500,000	15,000	(15,054)		(54)
Net Loss	-	-	(45)		(45)
Balance December 31, 2006	1,500,000	15,000	(15,099)		(99)
Net Income	-	-	2		2
Balance December 31, 2007	1,500,000	15,000	(15,097)		(97)
Net Loss	-	-	(6,170)		(6,170)
Balance December 31, 2008	1,500,000	15,000	(21,267)		(6,267)
Net Loss	-	-	(16,700)		(16,700)
Balance December 31, 2009	1,500,000	$15,000	$(37,967)	$	$(22,967)

The accompanying notes are an integral part of the financial statements.

Ventura Assets Limited
(A Development Stage Company)
Statements of Cash Flows
Years Ended December 31, 2009 and 2008
Period from August 9, 2002 (inception) to December 31, 2009

			August 9, 2002
	Year	Year	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash Flows From Operating Activities:
Net Loss	$(16,700)	$(6,170)	$(37,967)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Increase in Accounts Payable	8,450		8,450
Net Cash Flows Used in Operating Activities	(8,250)	(6,170)	(29,517)

Cash Flows from Investing Activities	-	-	-

Cash Flows From Financing Activities:
Increase in Notes Payable	8,250	6,170	14,620
Common Stock Issued for Cash	-	-	15,000
Net Cash Flows Provided by Financing Activities	8,250	6,170	29,620

Net Increase In Cash	-	-	103

Cash at the Beginning of the Period	103	103	-

Cash at the End of the Period	$103	$103	$103

Supplemental Cash Flow Disclosures:
Income Taxes Paid	-	-	-
Interest Paid	-	-	-

The accompanying notes are an integral part of the financial statements.

Ventura Assets Limited
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 1 – Organization and Principal Activities

Organization and Description of Business

Ventura Assets Limited (a development stage company) provides unclaimed property location services to the public and businesses. The Company assists clients in obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings in any or all of the United States.   The Company was incorporated under the laws of the State of Colorado on August 9, 2002, and has its principal office in Glendale, California.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts payable, and notes payable.  At the year ends the carrying cost of these instruments approximate their fair value.

Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.

Intangible Assets

In accordance with SFAS No. 142 (ASC 350),  "Goodwill and Other Intangible  Assets," the Company evaluates  intangible assets and other long-lived assets for impairment, at least on an annual basis and  whenever  events or changes in circumstances indicate  that the carrying  value may not be recoverable  from its estimated  future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors   including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Ventura Assets Limited
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 104 (ASC 605-10), “Revenue Recognition”.  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has  been evidence of a sales arrangement, delivery has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (ASC 718). SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (2) supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company is following the provisions of SFAS No. 123R and has recorded compensation expenses related to the granting of stock options to employees.

Income Taxes

Income taxes are accounted for in accordance with SFAS 109 (ASC 740-10), Accounting for Income Taxes, using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Common Share

Statement of Financial Accounting Standards No. 128 (ASC 260-10), “Earnings Per Share”, requires presentation of basic earnings per share (”Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.

Ventura Assets Limited
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 2 - Summary of Significant Accounting Policies (continued)

The Company did not have any potentially dilutive securities outstanding during the period August 21, 2002 (date of inception) through December 31, 2009.  Accordingly, basic and diluted loss per common share is the same.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2009, the Company had an accumulated deficit, a working capital deficit, and no established source of revenue. These conditions, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Ventura Assets Limited
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 2 - Summary of Significant Accounting Policies (continued)

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

Organizational costs

The Company expenses all start-up and organizational costs as they are incurred in accordance with the provisions of Statement of Position (SOP) 98-5 (ASC 720-15), “Reporting on the Costs of Start-up Activities” issued by the American Institute of Certified Public Accountants.

Website Development Costs

The Company accounts for website development costs in accordance with Emerging Issues Task Force (EITF) No. 00-2 (ASC 350).  Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage are accounted for in accordance with Statement of Position (SOP) 98-1 (ASC 350-40) which requires the capitalization of certain costs that meet specific criteria, and costs incurred in the day to day operation of the website are expensed as incurred.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 3 – Note Payable - Related Party

The Company has received a $14,620 loan from Ms. Yaghobyan, as officer and director of the company. The loan is unsecured, payable on demand without interest.

Note 4 – Income Taxes

The Company has a net operating loss carry forward of approximately $37,967 which is available to offset future taxable income and will expire in various amounts beginning in 2022.

The federal income tax benefit of this net operating loss is $7,000 and has been offset with a valuation allowance of $7,000 due to the uncertainty that the net operating loss will be used.

Ventura Assets Limited
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 5 – Common Stock

On August 21, 2002, the Company issued 1,500,000 shares of common stock as founder shares that resulted in gross proceeds of $15,000.

Note 6 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2009 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) on December 31, 2009, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

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

The Company’s management assessed the effectiveness of its internal controls over financial reporting as of December 31, 2009. Based on the Company’s assessment, the Company concluded that its internal controls over financial reporting were effective as of December 31, 2009.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who beneficially own more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish the Company with copies of all Section 16(a) forms they file. No such reports were filed with the SEC or with us during the fiscal year ended December 31, 2009 and to the best of our knowledge and belief, no such filings were warranted.

ITEM 11.  EXECUTIVE COMPENSATION

None of our two directors and officers have received compensation for services rendered in any capacity on our behalf during the years ended December 31, 2009 and 2008.

Director Compensation

We do not currently pay any fees to our directors, nor do we pay director’s expenses of attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company’s common stock as of December 31, 2009, by the (i) named executive officers, (ii) all persons, including groups, known to the Company to own beneficially more than five percent (5%) of the outstanding common stock, and (iii) all current executive officers and directors as a group. A person (or group) is deemed to be a beneficial owner of common stock that can be acquired by such person or group within 60 days from December 31, 2009, upon the exercise of warrants, options or other rights exercisable for, or convertible into, common stock. As of December 31, 2009, there were a total of 1,500,000 shares of common stock outstanding and held by 27 stockholders of record.

Except as otherwise indicated, the address of each of the following persons is c/o Ventura Assets Limited, 2241 Flintridge Drive, Glendale, California 91206:

		Beneficially Owned as of December 31, 2008 (1)
		Number of	Percent of
Title of Class	Name and Address of Beneficial Owner	Shares	Class (1)
Common Stock	Osheen Haghnazarian (2)	380,000	25.3%
Common Stock	Hasmik Yaghobyan (2)	875,000	58.3%
Common Stock	Ascot Funding, Inc.	125,000	8.3%
Common Stock	All directors and officers as a group (two persons)	7,595,200	83.7%

(1)	Assumes 1,500,000 shares of common stock are issued and outstanding.
(2)	Director and/or officer.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Silberstein Ungar, PLLC, independent registered accounting firm, serves as our auditor. The following table presents fees for professional audit services rendered by Silberstein Ungar, PLLC for the audit and reviews of the Company’s annual financial statements and other audit related services for the years ended December 31, 2009 and 2008:

	2009 (1)	2008
Audit Fees	$8,450	$5,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	500

Total	$8,450	$5,500

(1)	The $8,450 is the audit fee for 2009 audit and paid in the 1st Qtr. of 2010.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to Form 10 filed on April 22, 2008 (File No. 000-1421871)	3.1	Articles of Incorporation*

Incorporated by reference to Form 10 filed on April 22, 2008 (File No. 000-1421871)	3.2	By-Laws*

Incorporated by reference to Form 10 filed on April 22, 2008 (File No. 000-1421871)	14.2	Code of Ethics*

Filed herewith	23.1	Consent of Silberstein Ungar, PLLC

Filed herewith	31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Filed herewith	31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Filed herewith	32.3	Section 1350 Certifications

* Incorporated by reference to Form 10 filed on April 22, 2008 (File No. 000-1421871)

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ventura Assets, Limited

Dated: March 24, 2010	By:	/s/ Osheen Haghnazarian
Osheen Haghnazarian Director, President and Principal Executive Officer

Dated: March 24, 2010	By:	/s/ Hasmik Yaghobyan
Hasmik Yaghobyan Director, Chief Executive Officer, Principal Accounting Officer and Secretary

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Dated: March 24, 2010	By:	/s/ Osheen Haghnazarian
Osheen Haghnazarian Director, President and Principal Executive Officer

Dated: March 24, 2010	By:	/s/ Hasmik Yaghobyan
Hasmik Yaghobyan Director, Chief Executive Officer, Principal Accounting Officer and Secretary