Form 10-Q
period 2010-03-31
Ventura Assets LTD
filed 2010-05-13
CIK 1421871

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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
_______________________________
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

 Yes  ☒ No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2010, the issuer had 1,500,000 shares of common stock, no par value, issued and outstanding.

 VENTURA ASSETS LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2010
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the first quarter ended March 31, 2010 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2010.

Ventura Assets Limited
Balance Sheets
March 31, 2010
Unaudited

	March 31,	December 31,
	2010	2009
	Unaudited	Audited
Assets
Current Assets:
Cash	$103	$103
	-	-
	-	-
Total Current Assets	$103	$103

Fixed Assets-Net	-	-

Other Assets	-	-

Total Assets	$103	$103

Current Liabilities:
Accounts Payable	$9,000	$8,450
Notes Payable	14,620	14,620

Total Current Liabilities	$23,620	$23,070

Notes Payable-Long Term	-	-

Total Liabilities	$23,620	$23,070

Stockholders' Equity
Common Stock, authorized 50,000,000 shares, $0.01 par value, 1,500,000, shares issued and outstanding respectively.	$15,000	$15,000
Preferred Stock, authorized 25,000,000 shares,$0.001 par value, 0 shares issued and outstanding	-	-
Retained Earnings (Deficit)	(38,517)	(37,967)
Stockholders' Equity (Deficit)	$(23,517)	$(22,967)
Total Liabilities and Stockholders' Equity	$103	$103

The accompanying notes are an integral part of these financial statements.

Ventura Assets Limited
Statement of Operations
March 31, 2010
Unaudited

	March 31, 2010	March 31, 2009	Inception Through March 31, 2010

Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	$-	$-	$-

Expenditures:
General and Administrative	$17,250	$5,750	$38,517

Total Expenditures	$17,250	$5,750	$38,517

Net Profit (Loss) from Operations	$(17,250)	$(5,750)	$(38,517)

Other Expenses:
Interest	-	-	-

Net Profit (Loss)	$(17,250)	$(5,750)	$(38,517)
Net Loss per Share	(0.0115)	(0.0038)	(0.0257)
Weighted Average Shares Outstanding	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

Ventura Assets Limited
Statement of Cash Flows
March 31, 2010
Unaudited

	March 31, 2010	March 31, 2009	Inception Through March 31, 2010

Cash Flows from Operating Activities:
Net Loss	$(17,250)	$(16,700)	$(38,517)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Increase in Accounts Payable	9,000	8,450	9,000

Net Cash Flows Used in Operating Activities	$(8,250)	$(8,250)	$(29,517)

Cash Flows from Investing Activities	-	-	-
			-

Cash Flows from Financing Activities:
Increase in Note Payable	$8,250	$8,250	$14,620
Common Stock Issued for Cash	-	-	15,000

Net Cash Flows from Financing Activities	$8,250	$8,250	$29,620

Net Increase (Decrease) in Cash	-	-	103

Cash at the Beginning of the Period	103	103	-

Cash at the End of the Period	$103	$103	$103
Income Taxes Paid Interest Paid	$-	-	-

The accompanying notes are an integral part of these financial statements.

Ventura Assets Limited
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010
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
March 31, 2010
Unaudited

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
March 31, 2010
Unaudited

Note 2 - Summary of Significant Accounting Policies (continued)

The Company did not have any potentially dilutive securities outstanding during the period August 21, 2002 (date of inception) through March 31, 2010.  Accordingly, basic and diluted loss per common share is the same.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2010, the Company had an accumulated deficit, a working capital deficit, and no established source of revenue. These conditions, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Ventura Assets Limited
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010
Unaudited

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

Note 4 – Income Taxes

The Company has a net operating loss carry forward of approximately $38,517 which is available to offset future taxable income and will expire in various amounts beginning in 2022.

Ventura Assets Limited
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010
Unaudited

Note 4 – Income Taxes (continued)

The federal income tax benefit of this net operating loss is $7,000 and has been offset with a valuation allowance of $7,000 due to the uncertainty that the net operating loss will be used.

Note 5 – Common Stock

On August 21, 2002, the Company issued 1,500,000 shares of common stock as founder shares that resulted in gross proceeds of $15,000.

Note 6 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2010 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose.

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

We have incurred losses since inception resulting in a net accumulated deficit of $38,517.

Ms. Hasmik Yaghobyan, a Director, CAO, CFO, Treasurer, and Secretary, has loaned $8,250 in the first quarter of 2010 to cover audit and filling fees.  This loan is without interest and will be due in five years.  Ms. Yaghobyan will continue to loan for the necessary organizational costs until the Company raises its needed capital through the public placement.

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

Results of Activities

We have not generated any revenues to date. Our accumulated deficit since inception is $38,517.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2010 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VENTURA ASSETS LIMITED

Dated: May 12, 2010	By:	/s/Osheen Haghnazarian
Osheen Haghnazarian
Director, President & Chief Executive Officer

Dated: May 12, 2010	By:	/s/ Hasmik Yaghobyan
Hasmik Yaghobyan
Director, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Secretary