Form 10-Q
period 2010-09-30
Ventura Assets LTD
filed 2010-11-05
CIK 1421871

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of  September 30, 2010, the issuer had 1,500,000 shares of common stock, no par value, issued and outstanding.

 VENTURA ASSETS LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL

The Company's unaudited financial statements for the first quarter ended September 30, 2010 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2010.

Ventura Assets Limited
Balance Sheets September 30, 2010 Unaudited

	September 30,	December 31,
	2010	2009
	Unaudited	Audited

Assets
Current Assets:
Cash	$1,990	$103
	-	-
	-	-
Total Current Assets	$1,990	$103

Fixed Assets-Net	-	-

Other Assets	-	-

Total Assets	$1,990	$103

Current Liabilities:
Accounts Payable	$12,500	$8,450
Notes Payable (Note 3)	14,620	14,620
Other Payable (Note 4)	750

Total Current Liabilities	$27,870	$23,070

Notes Payable-Long Term	-	-

Total Liabilities	$27,870	$23,070

Stockholders' Equity
Common Stock, authorized 50,000,000 shares, $0.01 par value, 1,500,000, shares issued and outstanding respectively.	$15,000	$15,000
Preferred Stock, authorized 25,000,000 shares,$0.001 par value, 0 shares issued and outstanding	-	-
Retained Earnings (Deficit)	(40,880)	(37,967)
Stockholders' Equity (Deficit)	$(25,880)	$(22,967)
Total Liabilities and Stockholders' Equity	$1,990	$103

The accompanying notes are an integral part of these financial statements.

Ventura Assets Limited Statement of Operations September 30, 2010 Unaudited

	September 30, 2010	September 30, 2009		Inception Through September 30, 2010

Sales	$4,500		$-	$4,500

Cost of Sales	477		-	477

Gross Profit	$4,023		$-	$4,023

Expenses:
General and Administrative	$2,136		$2,250	$44,153

Total Expenses	$2,136		$2,250	$44,153

Net Profit (Loss) from Operations	$1,887		$(2,250)	$(40,130)

Other Expenses:
Interest	-		-	-

Extraordinary Item:
Loss on Cancelation of Sales	$-	$		$750

Net Profit (Loss)	$1,887		$(2,250)	$(40,880)
Net Loss per Share	0.0013		(0.0015)	(0.0273)
Weighted Average Shares Outstanding	1,500,000		1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

Ventura Assets Limited Statement of Cash Flows September 30, 2010 Unaudited

	September 30, 2010	September 30, 2009	Inception Through September 30, 2010

Cash Flows from Operating Activities:
Net Profit (Loss)	$1,887	$(8,250)	$(40,880)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Increase in Other Payable	$-	$-	$9,750

Net Cash Flows Used in Operating Activities	$1,887	$(8,250)	$(31,130)

Cash Flows from Investing Activities	-	-	-
			-

Cash Flows from Financing Activities:
Increase in Note Payable	$-	$8,250	$18,120
Common Stock Issued for Cash	-	-	15,000

Net Cash Flows from Financing Activities	$-	$8,250	$33,120

Net Increase (Decrease) in Cash	$1,887	$-	$1,877

Cash at the Beginning of the Period	$103	$103	$-

Cash at the End of the Period	$1,990	$103	$1,990
Income Taxes Paid
Interest Paid	$-	-	-

The accompanying notes are an integral part of these financial statements.

Ventura Assets Limited
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010
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
September 30, 2010
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
September 30, 2010
Unaudited

Note 2 - Summary of Significant Accounting Policies (continued)

The Company did not have any potentially dilutive securities outstanding during the period August 21, 2002 (date of inception) through September 30, 2010.  Accordingly, basic and diluted loss per common share is the same.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of September 30, 2010, the Company had an accumulated deficit, a working capital deficit, and $4,500 revenue. These conditions, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Ventura Assets Limited
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010
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

Note 4 - Other Payable

On December 10, 2009 and December 16, 2009, respectively, certain shareholders of the Company sold shares of the Company’s common stock into the market in the aggregate amount of 15,000 shares.  At the time of such sales, the Company’s registration was not effective as the information contained in the prospectus was not current in accordance with Section 10(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”).  Because such sales were not consistent with Section 5 of the Securities Act, the purchasers of such shares may be entitled to a number of remedies, including a one-year rescission right with respect to any shares of our common stock which may have been improperly sold to them. Going forward, the Company will keep a liability of $750 (15,000 x $0.05) on its balance sheet as a liability for the potential rescissions of sales by those purchasers.

Ventura Assets Limited
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010
Unaudited

Note 5 – Income Taxes

The Company has a net operating loss carry forward of approximately $40,888 which is available to offset future taxable income and will expire in various amounts beginning in 2022.

Note 6 – Income Taxes

The federal income tax benefit of this net operating loss is $7,000 and has been offset with a valuation allowance of $7,000 due to the uncertainty that the net operating loss will be used.

Note 7 – Common Stock

On August 21, 2002, the Company issued 1,500,000 shares of common stock as founder shares that resulted in gross proceeds of $15,000.

Note 8 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2010 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose.

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

We are a developmental stage company that has only recently begun our business operations. We have started generating from our intended business activities, and we do expect to see a significant increase in revenues in 2011.

We received our initial funding of $15,000 through the sale of 1,500,000 shares of our common during the third quarter of 2002.

We have incurred losses since inception resulting in a net accumulated deficit of $40,880.

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

Results of Activities

We have not generated any revenues to date. Our accumulated deficit since inception is $40,880.

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
Dated: November 4, 2010

By:	/s/ Hasmik Yaghobyan
Hasmik Yaghobyan
Director, Chief Financial Officer,
Chief Accounting Officer,
Treasurer, and Secretary
Dated: November 4, 2010