Form 10-K/A
period 2008-12-31
Ventura Assets LTD
filed 2010-11-29
CIK 1421871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	[Do not check if a smaller
Smaller reporting company ☒			reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was sold, or the average and asked price of such common equity, as of December 31, 2008: $0.00.

As of December 31, 2008 there were 1,500,000 shares of common stock, without par value, of the registrant outstanding.

VENTURA ASSETS LIMITED

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	14

	SIGNATURES	15

Explanatory Note

The 10-k is being amended because the Financial Statements for Fiscal Years 2008 and 2007 have been re-audited.

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

Stock Transfer Agent

The transfer agent for our common stock is Securities Transfer Corporation. Their address is 2591 Dallas Parkway, Suite 102, Frisco, TX 75034 and their telephone number is (469) 633-0101.

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

RESULTS OF OPERATIONS

The table below summarizes our financial results and condition as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Revenues	$-	$-
Net Income (loss) available to common shareholders & Stockholders’ Equity (deficit)	$(6,170)	$2
Current assets	$103	$103
Current liabilities	$6,370	$200
Total assets	$103	$103
Total liabilities	$6,370	$200
Shareholders' equity	$(6,267)	$(97)

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

10

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Ventura Assets Limited
Glendale, California

We have audited the accompanying balance sheets of Ventura Assets Limited (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from August 9, 2002 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ventura Assets Limited as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and the period from August 9, 2002 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC
Bingham Farms, Michigan
November 22, 2010

Ventura Assets Limited
(Developmental Stage Company) Balance Sheets December 31, 2008 and December 31, 2007 Audited

	December 31,	December 31,
	2008	2007

Assets
Current Assets:
Cash in Bank	$103	$103
	-	-
	-	-
	-	-
Total Current Assets	-	-

Fixed Assets-Net	-	-

Other Assets	-	-

Total Assets	$103	$103

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Notes Payable	$6,370	$200

Total Current Liabilities	6,370	200

Notes Payable-Long Term	-	-

Total Liabilities	6,370	200

Stockholders' Equity (Deficit)
Common Stock, Authorized 100,000,000 Shares, $0.01 par value, 1,500,000, shares issued and outstanding respectively.	15,000	15,000
Preferred Stock, Authorized 25,000,000 Shares,$0.001 par value, 0 shares issued and outstanding	-	-
Retained Earnings (Deficit)	(21,267)	(15,097)
Stockholders' Equity (Deficit)	(6,267)	(97)

Total Liabilities and Stockholders' Equity	$103	$103

The accompanying notes are an integral part of these financial statements.

Ventura Assets Limited (Developmental Stage Company) Statements of Operations December 31, 2008 and December 31, 2007 Audited

	December 31, 2008	December 31, 2007		From Inception Through December 31, 2008

Sales	$-	$		$-

Cost of Sales	-			-

Gross Profit	-		-	-

Expenditures:
Stock for Services	-			-
General and Administrative	6,170		(2)	21,267

Total Expenditures	6,170		(2)	21,267

Net Profit (Loss) from Operations	(6,170)		2	(21,267)

Other Expenses:
Interest	-		-	-

Net Profit (Loss)	$(6,170)		$-	$(21,267)
Net Loss per Share	(0.0042)		-	(0.0142)

Weighted Average Shares Outstanding			1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

Ventura Assets Limited.
(Developmental Stage Company) Statements of Stockholders' Equity (Deficit) December 31, 2008 and December 31, 2007 Audited
			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance, April 21, 2002 Founder Shares Issued	1,500,000	$15,000	$-	$-	$15,000
Net Loss	-	-	-	(43)	(43)
Balance December 31, 2002	1,500,000	15,000	-	(43)	14,957
Net Loss	-	-	-	(14,954)	(14,954)
Balance December 31, 2003	1,500,000	15,000	-	(14,997)	3
Net Loss in 2005 (0) loss in 2004				(57)	(57)
Balance December 31, 2005	1,500,000	15,000		(15,054)	(54)
Net Loss				(45)	(45)
Balance December 31, 2006	1,500,000	15,000		(15,099)	(99)
Net Income				2	2
Balance December 31, 2007,	1,500,000	15,000		(15,097)	(97)
Net Loss				(6,170)	(6,170)
Balance December 31, 2008	1,500,000	15,000		(21,267)	(6,267)

The accompanying notes are an integral part of these financial statements.

Ventura Assets Limited (Developmental Stage Company) Statements of Cash Flow December 31, 2008 and December 31, 2007 Audited
	December 31, 2008	December 31, 2007	From Inception Through December 31, 2008

Cash Flows from Operating Activities:
Net Loss	$(6,170)	$2	$(21,267)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation
Common Stock Issued for Services

Net Cash Flows Used in Operating Activities	(6,170)	2	(21,267)

Cash Flows from Investing Activities
	-		-
	-	-
Cash Flows from Financing Activities:
Increase in Note Payable	6,170	-	6,370
Common Stock Issued for Cash	-	-	15,000

Net Cash Flows from Financing Activities	6,170	-	21,370

Net Increase (Decrease) in Cash	-	2	103

Cash at the Beginning of the Period	103	101	-

Cash at the End of the Period	$103	$103	$103
Income Taxes Paid	-	-	-
Interest Paid	-	-	-

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

Intangible Assets

In accordance with SFAS No. 142,  "Goodwill and Other Intangible  Assets," the Company evaluates  intangible assets and other long-lived assets for impairment, at least on an annual basis and  whenever  events or changes  in  circumstances  indicate  that the carrying  value may not be recoverable  from its estimated  future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related  projected undiscounted  cash  flows from these  assets,  considering  a number of factors   including   past   operating   results,   budgets,   economic projections,  market trends and product  development cycles. If the net  book value of the asset  exceeds the related  undiscounted  cash flows, the asset is  considered  impaired,  and a second test is  performed to measure the amount of impairment loss

Revenue Recognition

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

Note 5 – Income Taxes

The Company has a net operating loss carry forward of approximately $21,267.  The federal income tax benefit of this net operating loss is $7,000, and has been offset with a valuation allowance of $4,650 due to the uncertainty that the net operating loss will be used.  The valuation allowance increased by $4,650 for the period August 9, 2002 (date of inception) through December 31, 2008.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Silberstein Ungar, PLLC, independent registered accounting firm, serves as our auditor. Formerly, our auditor was Gruber and Company, LLC (“Gruber”).  The following table presents fees for professional audit services rendered by Gruber for the audit and reviews of the Company’s annual financial statements and other audit related services for the years ended December 31, 2008 and 2007:

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

Ventura Assets, Limited

Dated: November 26, 2010	By:	/s/ Osheen Haghnazarian
Osheen Haghnazarian Director, President and Principal Executive Officer

Dated: November 26, 2010	By:	/s/ Hasmik Yaghobyan
Hasmik Yaghobyan Director, Chief Executive Officer, Principal Accounting Officer and Secretary

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Dated: November 26, 2010	By:	/s/ Osheen Haghnazarian
Osheen Haghnazarian Director, President and Principal Executive Officer

Dated: November 26, 2010	By:	/s/ Hasmik Yaghobyan
Hasmik Yaghobyan Director, Chief Executive Officer, Principal Accounting Officer and Secretary