Form 10-K
period 2010-12-31
Ventura Assets LTD
filed 2011-03-29
CIK 1421871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-53186

VENTURA ASSETS LIMITED
(Exact name of registrant as specified in its charter)

Colorado	37-1441050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 1880, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(214) 855-0808

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, without par value
(Title of class)

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was $10,250  (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of March 22,  2011 was 199,500,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the "Report”), the terms “we,”  “us,”  “our,”  “Ventura,” or the “Company” refers to Ventura Assets Limited, a Colorado corporation.

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties described herein and actual results may differ materially from those included within the forward-looking statements. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission (the “SEC”).  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

This Report contains certain estimates and plans related to us and the industry in which we operate, which assume certain events, trends and activities will occur and the projected information based on those assumptions.  We do not know that all of our assumptions are accurate.  If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong.  There can be no assurance that any of our estimates as to our business growth will be achieved.

The following discussion and analysis should be read in conjunction with our financial statements and the notes associated with them contained elsewhere in this Report.  This discussion should not be construed to imply that the results discussed in this Report will necessarily continue into the future or that any conclusion reached in this Report will necessarily be indicative of actual operating results in the future.  The discussion represents only the best assessment of management.

PART I

ITEM 1.                      BUSINESS

Development of the Company

The Company was incorporated under the laws of Colorado on August 9, 2002. The Company was formed to develop a software program to centralize the booking of recreational and vacation activities. The Company’s initial capital proved insufficient to complete its planned business and the project was abandoned in 2003 when the Company ceased such business operations.

Subsequently, the Company undertook to operate as a business that would provide unclaimed property location services to the public and businesses by obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings.

On November  9, 2010, Hasmik Yaghobyan and Osheen Haghnazarian, former officers and directors of the Company, entered into a Stock Purchase Agreement with Halter Capital Corporation (“Halter Capital”), pursuant to which Halter Capital Corporation purchased 1,255,000 shares of Company common stock from Hasmik Yaghobyan and Osheen Haghnazarian. As a result of the transaction (the “Halter Acquisition”) which closed on November 29, 2010, Halter Capital acquired approximately 83.7% of the then outstanding common stock of the Company. Upon the completion of the Halter Acquisition, the Company’s then existing officers and directors resigned and appointed Kevin B. Halter, Jr. as the new director of the Company. Mr. Halter was then appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer effective December 9, 2010.

On December 29, 2010, the Company entered into a Stock Purchase Agreement by and among the Company, certain shareholders of the Company and Bon Amour International, LLC (“Bonamour”), pursuant to which Bonamour acquired 95,000 shares of Company common stock for cash consideration of $5,000.  Subsequently, on December 30, 2010, the Company also entered into a Stock Purchase Agreement by and among the Company, Halter Capital and Bonamour, pursuant to which Bonamour acquired 1,255,000 shares of Company common stock (representing approximately 83.7% of our issued and outstanding common stock) from Halter Capital for cash consideration of $370,000.  The foregoing stock purchase transactions (the “Bonamour Acquisition”) both closed on January 6, 2011, and resulted in a change of control of the Company as Bonamour acquired 90% of the then outstanding common stock of the Company. Upon the completion of the Bonamour Acquisition, Kevin B. Halter, Jr.,  the Company’s sole officer and director at the time thereof, resigned and appointed Nathan W. Halsey as the new sole director of the Company. Mr. Halsey was then appointed as the Company’s President, Chief Executive Officer, and Secretary effective January 27, 2011.

With the approval of the Company's Board of Directors and a majority of its shareholders, the Company filed Articles of Amendment to its Articles of Incorporation effective March 9, 2011 (the "Amendment").  The Amendment effected a change in the Company’s capital structure and authorized shareholder action by less than unanimous consent without a meeting. Prior to the Amendment, the Company was authorized to issue 100,000,000 shares of common stock, without par value ("Common Stock").  The Amendment authorized the Company to issue up to 500,000,000 shares of Common Stock.

On March 10, 2011 the Company executed a 133 for 1 forward split of its issued and outstanding Common Stock effected in the form of a stock dividend. As a result of the forward split, the Company issued 198,000,000 shares to its shareholders of record on March 10, 2011.

Prior to the Bonamour Acquisition, the Company was in the development stage and focused on providing unclaimed property location services. However, the Company has since abandoned such operations and, as of the date of this report, has no business plan.

Overview of Business

We are a shell company as defined in Rule 405 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and Rule 12b-2 promulgated under the Securities Exchange Act of 1934,as amended (the “Exchange Act”).  As a shell company, we have no current operations and no or nominal assets.  Our principal office is located at 1700 Pacific Avenue, Suite 1880, Dallas, Texas 75201 and our telephone number is (214) 855-0808.

Employees

We have no employees as of the date of this report.  Nathan W. Halsey, our sole director, President, Chief Executive Officer, and Secretary, will be responsible for managing our administrative affairs, including our reporting obligations pursuant to the requirements of the  Exchange Act.

Additional Information

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on a regular basis, and are required to disclose certain material events in a current report on Form 8-K. The public may read and copy any materials that we file with the SEC at the Public Reference Room at the SEC located at 100 F Street NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A.                      RISK FACTORS

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

On January 6, 2011, the Company relocated its principal offices to 1700 Pacific Avenue, Suite 1880, Dallas, Texas 75201, in office space leased by Bon Amour International, LLC (Bonamour), the Company’s principal shareholder. Bonamour provides principal office space to the Company at no charge. This arrangement can be terminated at any time by us or Bonamour.

ITEM 3.                      LEGAL PROCEEDINGS

There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings in which any of our directors, executive officers, affiliates or shareholders are a party adverse to us or have a material interest adverse to us.

ITEM 4.                      (REMOVED AND RESERVED)

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES

Market Information

           Our Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “VTUR.”  The following table shows the high and low bid information for our Common Stock for each quarter ended during the last two fiscal years. This information has been obtained from the OTCQB. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2010
Fourth Quarter	$2.00	$0.07
Third Quarter	$0.07	$0.07
Second Quarter	$0.07	$0.05
First Quarter	$0.05	$0.05

Fiscal Year 2009
Fourth Quarter	$0.05	$0.02
Third Quarter	$0.02	$0.02
Second Quarter	$0.02	$0.02
First Quarter	$0.10	$0.02

On March 29, 2011,  the last sale price of our Common Stock reported by the OTCQB was $0.12.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of March 22,  2011, we had 5 record holders of our Common Stock.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.”  As of March 22, 2011, we had 199,500,000 shares of our Common Stock outstanding.

Dividends

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors that our Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

 The Company has no equity compensation plans.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the year ended December 31, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the Company or affiliated purchasers during the year ended December 31, 2010.

 ITEM 6.                      SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

This Report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance.  All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements.  In particular, the words "believe," "expect," "intend," “anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below.  Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements.  We do not undertake any obligation to revise any forward-looking statements whether because of new information, future events, or otherwise.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

Overview

The Company abandoned its prior unclaimed property location service operations in January 2011 and is now a shell company with no current plan of operation.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, dependent upon the Company's ability to establish itself as a profitable business.  At December 31, 2010, the Company had an accumulated deficit of $47,756, and for the years ended December 31, 2010 and 2009, the Company incurred losses of $9,789 and $16,700, respectively.

The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) amended its guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  The adoption of the new accounting guidance is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB amended its guidance related to business combinations entered into by entities that are material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The requirements of the amended guidance are effective for us December 31, 2011 and early adoption is permitted.  This disclosure-only guidance will not have a material impact on our results of operations, financial position or cash flows.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.  In the future, the Company may periodically make deposits with financial institutions in excess of the maximum federal insurance limits (FDIC) of $250,000 per bank.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2010 and 2009, the Company did not have any other financial instruments.

Revenue Recognition

The Company recognizes revenue in accordance with guidance issued by the FASB and Accounting Standards Codification (“ASC”), which requires 1) evidence of an agreement, 2) delivery of the product or services had occurred, 3) at a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms.  Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  At December 31, 2010 and 2009, the Company had no accounts receivable.

Concentration of Credit Risk

The Company is subject to concentrations of credit risk primarily from cash and accounts receivable.  The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company does not require collateral to secure its accounts receivables.  The Company had no accounts receivable at December 31, 2010 and 2009.

Customer Concentration Risk

The Company had one sale totaling $4,500 during the year ended December 31, 2010 and no sales during the year ended December 31, 2009.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain related identifiable assets on a quarterly basis for impairment whenever circumstances and situations change to indicate that the carrying amounts may not be recovered.  At December 31, 2010 and 2009, the Company did not have any long-lived assets.

Property and Equipment

Property and equipment are carried at cost.  Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets. The cost of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Stock Based Compensation

The Company expenses the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.  In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying this guidance had no impact on the financial statements for the year ending December 31, 2010 and 2009.

Earnings per Share

The Company calculates earnings per share (“EPS”) in accordance with the ASC guidance for Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of Common Stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of shares of Common Stock outstanding plus all potentially dilutive shares of Common Stock outstanding during the period.  Such potential dilutive shares of Common Stock consist of stock options, non-vested shares (restricted stock) and warrants.  At December 31, 2010 and 2009, there were no potential shares of Common Stock that would have an anti-dilutive effect.

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred no advertising costs for the years ending December 31, 2010 and 2009.

Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences for financial and income tax reporting related to net operating losses that are available to offset future federal and state income taxes.  The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Use of Estimates

The preparation of financial statements in conformity with the GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Liquidity and Capital Resources

Although the Company began its operations in 2002, it has yet to attain a level of operations which allows it to meet its current overhead.  With the change in control occurring in January 2011, the Company is considering various plans of operation.  We do not contemplate attaining profitable operations until such time as management determines its plan of future operation, nor is there any assurance that such an operating level can ever be achieved once that is determined.  We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses once our plan of future operation is determined, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of December 31, 2010, the Company’s cash balance was $0.  The Company’s working capital was also $0 as of December 31, 2010.

Since the change in control that occurred in January 2011, Bon Amour International, LLC has advanced funds on behalf of the Company to satisfy current legal, accounting and administrative obligations.

Management expects that the Company will need to raise additional capital to commence and sustain operations until such time as the Company can achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current shareholders may need to contribute additional funds to sustain operations.

Results of Operations

Results of Operations – Comparison of Years Ending December 31, 2010 and 2009

For the years ending December 31, 2010 and 2009, the Company’s revenue totaled $4,500 and $0 respectively.  This increase, however, relates to revenue derived from our previous unclaimed property location services.

For the year ending December 31, 2010, the Company had selling, general and administrative costs totaling $14,289 compared to $16,700 for the same period in 2009, a decrease of $2,411.  This decrease relates to reduced costs associated with the Company’s efforts to maintain its public entity status.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required by this Item are listed in Part IV, Item 15 of this Form 10-K, are presented beginning on Page F-1, and are incorporated herein by this reference.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan W. Halsey, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2010, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2010 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on this evaluation, management has determined that as of December 31, 2010, our internal controls over financial reporting are effective and there are no material weaknesses in our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our principal executive officer and principal financial officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Management is aware that there is a lack of segregation of duties at the Company due to the fact that the Company only has one director and executive officer dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the officer/director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals currently serve or have served during the fiscal year ended December 31, 2010 as directors and/or executive officers of our Company.  All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.  The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Executive Officer and Director	Age	Date of Appointment	Position(s) Held
Nathan W. Halsey	34	January 6, 2011	Director, President, Chief Executive Officer and Secretary
Kevin B. Halter, Jr.	50	December 9, 2010	Former Director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
Hasmik Yaghobyan	49	August 9, 2002	Former Director, Chief Financial Officer and Secretary
Osheen Haghnazarian	28		Former Director, President and Chief Executive Officer

           Mr. Halsey was appointed as the sole member of the Board of Directors pursuant to the terms of a Stock Purchase Agreement among the Company, Bonamour and Halter Capital dated December 30, 2010, pursuant to which Bonamour purchased 1,225,000 shares of Company Common Stock from Halter Capital on January 6, 2011. Subsequently, Mr. Halsey was appointed by the Board of Directors to serve as  President, Chief Executive Officer, Secretary of the Company effective January 27, 2011. There are no other arrangements or understandings between our sole director and executive officer and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current Board of Directors.  There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

The following is a brief account of the business experience during at least the past five years of the current and former directors and executive officers of the Company identified above.

Nathan W. Halsey - President, Chief Executive Officer, Secretary and Director

On January 6, 2011, Mr. Halsey was appointed to serve as a director of the Company replacing Kevin B.  Halter, Jr. upon his resignation as the sole director of the Company.  Subsequently, Mr. Halsey was appointed to serve as the Company’s President, Chief Executive Officer and Secretary effective January 27, 2011. Mr. Halsey is also the sole Manager, Chief Executive Officer and President of Bon Amour International, LLC, a principal shareholder of the Company. Mr. Halsey began his career as a management and strategy consultant for Ernst & Young, LLP. In this capacity, Mr. Halsey provided transformation advisory services to telecommunications companies. Mr. Halsey’s clients included businesses that ranged in size from start‐ups to Fortune 500 companies such as AT&T. In 2003, Mr. Halsey founded NWH Management, LLC, a holding and investment company with a focus on energy exploration and commercial real estate development. Between 2003 and 2008, Mr. Halsey oversaw the launch of three start-up portfolio companies, managed over $150 million in investments in energy exploration, commercial real estate development, and private equity participation in early stage technology companies. In 2009, Nathan became sole Manager, Chief Executive Officer and President of Bon Amour International, LLC, a NWH Management, LLC portfolio company. In May 2010, Nathan oversaw the opening of the Bonamour Asia regional headquarters office in Hong Kong. In its first four months of operations, Bonamour Asia expanded from Hong Kong to Singapore, Malaysia, and Indonesia.

Kevin B. Halter, Jr. – Former Director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Kevin B. Halter, Jr. served as the sole member of the Board of Directors and President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company from December 9, 2010 through January 6, 2011. Mr. Halter is the President of Securities Transfer Corporation, an SEC registered stock transfer company. He is also the President and Director of Halter Capital Corporation, a financial consulting and investment firm since 1987. He also has served as Vice President and Director of Millennia, Inc. from 1994 until July 2010 and he was also the Secretary of the Corporation From August 4, 1998 until February 27, 2004. He was a Director and Secretary-Treasurer of Millennia Tea Masters, Inc., now known as VoIP, Inc. From January 31, 2005 until March 2005 he was President and a Director of Meditech, Inc., now known as Deli Solar (USA) Inc. From March 30, 2005 until January 30, 2006 he was President and a Director of Strong Technical, Inc., now known as Zhongpin, Inc. From October 18, 2005 until December 7, 2005, he was President and a Director of General Devices, Inc., now known as Aduromed Industries, Inc. From February 21, 2006 until February 5, 2008 he was President and a Director of Rub A Dub Soap, Inc. now known as Sentaida Tire Co Ltd.

Osheen Haghnazarian – Former Director, President and Chief Executive Officer

Osheen Haghnazarian served as the Chairman of the Board of Directors, and as the Company's President, and Chief Executive Officer from 2003 until his resignation effective December 9, 2010. Mr. Haghnazarian has also served as a teller in a major commercial bank and as a real estate broker licensed by the State of California. He also conducts business as a mortgage broker. Mr. Haghnazarian is the son of Ms. Yaghobyan, another former officer and director of the Company.

Hasmik Yaghobyan – Former Director, Chief Financial Officer and Secretary

Hasmik Yaghobyan served as a member of the Board of Directors, and as the Company's Chief Financial Officer and Secretary from inception of the Company on August 9, 2002 until her resignation effective December 9, 2010. Ms. Yaghobyan has also served as an accountant in the Auditor Controller's office of the County of Los Angeles. She holds the Bachelor of Business Administration with a major in Accounting and juris doctorate from Glendale University College of Law. Ms. Yaghobyan is the mother of Mr. Haghnazarian, another former officer and director of the Company.

Significant Employees

We have no employees as of the date of this report.

Family Relationships

Other than the relationships described above, there are no family relationships between any of our current and/or former directors and executive officers.

Involvement In Certain Legal Proceedings

During the past ten years, Nathan W. Halsey, the Company's sole officer and director, has not been involved in any legal proceedings that are material to an evaluation of his ability or integrity.

Compliance with Section 16(a) of the Exchange Act

 Section 16(a) of the Exchange Act requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulations to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2010, or written representations from certain reporting persons, we believe all of our officers and directors and persons who own more than 10% of our Common Stock have met all applicable filing requirements, except as described in this paragraph. Hasmik Yaghobyan, a former director, officer and owner of more than 10% of the Company’s Common Stock failed to file a Form 3 reporting initial ownership of 875,000 shares of Common Stock as of the date of the Company’s initial registration statement on Form 10 filed on August 12, 2008. Ms. Yaghobyan also failed to file a Form 4 reporting sale of 875,000 shares of Common Stock on November 29, 2010. Osheen Haghnazarian, a former director, officer and owner of more than 10% of the Company’s Common Stock failed to file a Form 3 reporting initial ownership of 380,000 shares of Common Stock as of the date of the Company’s initial registration statement on Form S-1 filed on August 12, 2008. Mr. Haghnazarian also failed to file a Form 4 reporting sale of 380,000 shares of Common Stock on November 29, 2010.

Code of Ethics for Financial Executives

The Company has adopted a Financial Code of Ethics applicable to our directors, officers and employees. A copy of the Company’s Financial Code of Ethics is attached as Exhibit 14.2 to the Company’s Registration Statement on Form 10 filed on April 22, 2008.  The Company will provide a copy of this policy free of charge upon written request to Nathan W. Halsey, President, Ventura Assets Limited, 1700 Pacific Avenue, Suite 1880, Dallas, Texas 75201.

Board Committees and Financial Expert

The Company does not currently maintain separate audit, nominating or compensation committees.  When necessary, the entire Board of Directors performs the tasks that would be required of those committees. Furthermore, we do not have a qualified financial expert serving on the Board of Directors at this time, because we have not been able to hire a qualified candidate and we have inadequate financial resources at this time to hire such an expert.

ITEM 11.                      EXECUTIVE COMPENSATION

None of our executive officers have received compensation for services rendered in any capacity on behalf of the Company during the years ended December 31, 2010 and 2009.

The Company has not entered into an employment agreement or consulting agreement with Nathan W. Halsey, the sole officer and director of the Company, and there are no arrangements or plans pursuant to which the Company provides pension, retirement, perquisites or similar benefits for executive officers.

Although the Company does not currently compensate its officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers will depend on the availability of cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards

The Company has no equity compensation plans.

Compensation of Directors

The Company does not pay compensation to its directors for their service at this time.  Furthermore, the Company has no present formal plan for compensating our directors for their service in their capacity as such.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of March 22, 2011, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group.   The information presented below regarding beneficial ownership of our Common Stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.  This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Except as otherwise listed below, the address of each person is c/o Ventura Assets Limited, 1700 Pacific Avenue, Suite 1880, Dallas, Texas 75201. Except as set forth below, applicable percentages are based upon 199,500,000 shares of Common Stock outstanding as of March 22, 2011.

	Beneficial Ownership
Name of Beneficial Owner	Shares	Percentage
Nathan Halsey President, Chief Executive Officer, Secretary and Director	179,550,000(1)	90%
Kevin B. Halter, Jr. Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	0	(2)
Hasmik Yaghobyan Former Chief Executive Officer and Director	0	(2)
Osheen Haghnazarian Former President, Chief Financial Officer and Secretary	0	(2)
Bon Amour International, LLC 1700 Pacific Avenue, Suite 1880 Dallas, Texas 75201	179,550,000	90%
All Current Officers and Directors as a group (1 person – Does not include Former Directors/Officers)	179,550,000	90%

(1) By virtue of his position as the sole Manager, Chief Executive Officer and President of Bon Amour International, LLC, Mr. Halsey may be deemed to beneficially own the 179,550,000 shares of the Company's Common Stock beneficially owned by Bon Amour International, LLC. Mr. Halsey disclaims beneficial ownership of these shares.

(2) Less than 1%

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On January 6, 2011, the Company relocated its principal offices to 1700 Pacific Avenue, Suite 1880, Dallas, Texas 75201, in office space leased by Bon Amour International, LLC (Bonamour), the Company’s principal shareholder. Bonamour provides principal office space to the Company at no charge. This arrangement can be terminated at any time by us or Bonamour.

On December 29, 2010, the Company entered into a Stock Purchase Agreement by and among the Company, certain shareholders of the Company and Bon Amour International, LLC (“Bonamour”), pursuant to which Bonamour acquired 95,000 shares of Company common stock for cash consideration of $5,000.  Subsequently, on December 30, 2010, the Company also entered into a Stock Purchase Agreement by and among the Company, Halter Capital and Bonamour, pursuant to which Bonamour acquired 1,255,000 shares of Company common stock (representing approximately 83.6% of our issued and outstanding common stock) from Halter Capital for cash consideration of $370,000.  The foregoing stock purchase transactions (the “Bonamour Acquisition”) both closed on January 6, 2011, and resulted in a change of control of the Company as Bonamour acquired 90% of the then outstanding common stock of the Company. Upon the completion of the Bonamour Acquisition, Kevin B. Halter, Jr.,  the Company’s sole officer and director at the time thereof, resigned and appointed Nathan W. Halsey as the new sole director of the Company. Mr. Halsey was then appointed as the Company’s President, Chief Executive Officer, and Secretary effective January 27, 2011.

Director Independence

           Our securities are not currently listed on a national securities exchange or interdealer quotation system which would require that the Board of Directors include a majority of directors that are “independent.” Furthermore, no members of our Board of Directors would qualify as “independent” directors as such term is defined in the Nasdaq Global Market listing standards.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred aggregate fees and expenses of $7,100 and $8,450 for fiscal 2010 and 2009, respectively, for services rendered by Silberstein Ungar, PLLC for the audit or review of our 2010 and 2009 financial statements.

Audit-Related Fees

We incurred no fees or expenses for the 2010 and 2009 fiscal years for professional services rendered by Silberstein Ungar, PLLC other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

We incurred no fees or expenses for the 2010 and 2009 fiscal years for professional services rendered by Silberstein Ungar, PLLC for tax compliance, tax advice, or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2010 and 2009 fiscal years for any other products or professional services rendered by Silberstein Ungar, PLLC other than as described above.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(b)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference as described below.

Exhibit	Description
3.1
Articles of Incorporation of Ventura Assets Limited dated August 9, 2002 and filed with the Colorado Secretary of State August 21, 2002 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed with the Commission on April 22, 2008).

3.2	Articles of Amendment to the Articles of Incorporation of Ventura Assets Limited effective March 9, 2011.*

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10 filed with the Commission on April 22, 2008).

10.1
Stock Purchase Agreement by and among Hasmik Yaghobyan and Osheen Haghnazarian., Halter Capital Corporation and Ventura Assets Limited dated December 9, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2010). (1)

10.2
Stock Purchase Agreement dated December 30, 2010 by and among Ventura Assets Limited, Halter Capital Corporation and Bon Amour International, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2011). (1)

14.1	Ventura Assets Limited Financial Code of Ethics Bylaws (incorporated by reference to Exhibit 14.2 of the Company’s Registration Statement on Form 10 filed with the Commission on April 22, 2008).

23.1	Consent of Silberstein Ungar, PLLC*

31.1	Certification of Principal Executive Officer and Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.
(1) Signifies a management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 29, 2011	VENTURA ASSETS LIMITED

	By:	/s/ Nathan Halsey
Nathan Halsey
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nathan Halsey Nathan Halsey	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 29, 2011

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash	$-	$103

Total current assets	-	103

Total assets	$-	$103

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan payable-related party	$-	$14,620
Accounts payable	-	8,450

Total current liabilities	-	23,070

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - par value $0.001; 25,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock - par value $0.01; 50,000,000 shares authorized;
1,500,000 shares issued and outstanding	15,000	15,000
Additional paid in capital	32,756	-
Deficit accumulated during development stage	(47,756)	(37,967)

Total stockholders' equity	-	(22,967)

Total liabilities and stockholders' equity	$-	$103

The accompanying footnotes are an integral part of these financial statements.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2010 AND 2009
FOR THE PERIOD FROM AUGUST 9, 2002 (INCEPTION) THROUGH DECEMBER 31, 2010

	Years Ended		From Inception
	December 31,		through
	2010	2009	December 31, 2010

Revenues, net	$4,500	$-	$4,500

Operating expenses:
General and administrative	14,289	16,700	52,256

Total operating expenses	14,289	16,700	52,256

Loss before taxes	(9,789)	(16,700)	(47,756)

Provision for income taxes	-	-	-

Net loss	$(9,789)	$(16,700)	$(47,756)

Loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	1,500,000	1,500,000

The accompanying footnotes are an integral part of these financial statements.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR PERIOD FROM AUGUST 9 (INCEPTION) THROUGH DECEMBER 31, 2010

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance, August 9, 2002 (inception)	$-	$-	$-	$-	$-

Shares issued to founders	1,500,000	15,000	-	-	15,000

Net loss	-	-	-	(43)	(43)

Balance, December 31, 2002	1,500,000	15,000	-	(43)	14,957

Net loss	-	-	-	(14,954)	(14,954)

Balance, December 31, 2003	1,500,000	15,000	-	(14,997)	3

Net loss	-	-	-	-	-

Balance, December 31, 2004	1,500,000	15,000	-	(14,997)	3

Net loss	-	-	-	(57)	(57)

Balance, December 31, 2005	1,500,000	15,000	-	(15,054)	(54)

Net loss	-	-	-	(45)	(45)

Balance, December 31, 2006	1,500,000	15,000	-	(15,099)	(99)

Net loss	-	-	-	2	2

Balance, December 31, 2007	1,500,000	15,000	-	(15,097)	(97)

Net loss	-	-	-	(6,170)	(6,170)

Balance, December 31, 2008	1,500,000	15,000	-	(21,267)	(6,267)

Net loss	-	-	-	(16,700)	(16,700)

Balance, December 31, 2009	1,500,000	15,000	-	(37,967)	(22,967)

Forgiveness of debt-related party	-	-	32,756	-	32,756
Net loss	-	-	-	(9,789)	(9,789)

Balance, December 31, 2010	1,500,000	$15,000	$32,756	$(47,756)	$-

The accompanying footnotes are an integral part of these financial statements.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
FOR THE PERIOD FROM AUGUST 9, 2002 (INCEPTION) THROUGH DECEMBER 31, 2010

	Years Ended		From Inception
	December 31,		through
	2010	2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,789)	$(16,700)	$(47,756)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Increase (decrease) in accounts payable	(8,450)	8,450	-

Net cash flows used in operating activities	(18,239)	(8,250)	(47,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,000
Proceeds from related party loan	18,136	8,250	32,756
			-

Net cash flows provided by financing activities	18,136	8,250	47,756

Increase (decrease) in cash	(103)	-	-
Cash, beginning of period	103	103	-
Cash, end of period	$-	$103	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying footnotes are an integral part of these financial statements.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

 The Company was incorporated under the laws of Colorado on August 9, 2002. The Company was formed to develop a software program to centralize the booking of recreational and vacation activities. The Company’s initial capital proved insufficient to complete its planned business and the project was abandoned in 2003 when the Company ceased such business operations.

Subsequently, the Company undertook to operate as a business that would provide unclaimed property location services to the public and businesses by obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings. However, the Company has since abandoned such operations and, as of the date of this report, has no business plan.

On November 29, 2010, the Company entered into a Stock Purchase Agreement (the “November 2010 SPA”) by and among the Company, its Chief Executive Officer, Director and largest shareholder, Ms. Hasmik Yaghobyan (875,000 shares), its President, CEO and Director, Mr. Osheen Haghnzarian (380,000 shares), and Halter Capital Corporation, a Texas corporation (“Halter Capital”), pursuant to which Halter Capital acquired such stock representing approximately 83.7% control of all shares outstanding, and as a result of the sale the Company experienced a change in control.  The purchase price of the shares was $331,250, paid in cash from the purchaser's existing funds.

The November SPA provided for the resignation of Ms. Yaghobyan and Mr. Haghnzarian and the board of directors appointed Mr. Kevin B. Halter, Jr. as the Company’s new President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and sole Director to become effective 10 days following the filing and delivery of an Information Statement required by Rule 14f-1 promulgated under the Securities Exchange Act of 1934, as amended, which occurred on December 9, 2010.

On December 30, 2010, Company entered into a Stock Purchase Agreement (the “December 2010 SPA”) by and among the Company, Halter Capital and Bonamour International, LLC, a Texas limited liability corporation (“Bonamour”), pursuant to which Bonamour acquired 1,255,000 shares of Company common stock (representing approximately 83.7% of its issued and outstanding common stock) from Halter Capital for cash consideration of $370,000.  The December 2010 SPA transaction closed on January 6, 2011, and resulted in a change of control of the Company.  Bonamour raised the cash consideration for the acquisition through the issuance of debt instruments to 10 lenders.

Under the terms of the December 2010 SPA, Mr. Halter, the sole director of the Company in office immediately prior to the closing, resigned as the sole director of and from all officer positions held with the Company, to be effective upon the expiration of the 10-day period (the “10-day Period”) following the filing and delivery of an Information Statement required by Rule 14f-1 promulgated under the Securities Exchange Act of 1934, as amended, which occurred on January 10, 2011.  Nathan Halsey was appointed to serve on the Company’s Board of Directors at that time.  Nathan W. Halsey appointed himself President, Chief Executive Officer, Secretary and Treasurer of the Company subsequent to the effectiveness of his appointment as sole director.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE A – SUMMARY OF SIGINFICANT ACCOUNTING POLICIES (continued)

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol "VTUR."

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, dependent upon the Company's ability to establish itself as a profitable business.  At December 31, 2010, the Company had an accumulated deficit of $47,756, and for the years ended December 31, 2010 and 2009, the Company incurred losses of $9,787 and $16,700, respectively.

The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.  In the future, the Company may periodically make deposits with financial institutions in excess of the maximum federal insurance limits (FDIC) of $250,000 per bank.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2010 and 2009, the Company did not have any other financial instruments.

Revenue Recognition

The Company recognizes revenue in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”) and Accounting Standards Codification (“ASC”), which requires 1) evidence of an agreement, 2) delivery of the product or services had occurred, 3) at a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms.  Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  At December 31, 2010 and 2009, the Company had no accounts receivable.

Concentration of Credit Risk

The Company is subject to concentrations of credit risk primarily from cash and accounts receivable.  The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company does not require collateral to secure its accounts receivables.  The Company had no accounts receivable at December 31, 2010 and 2009.

Customer Concentration Risk

The Company had one sale totaling $4,500 during the year ended December 31, 2010 and no sales during the year ended December 31, 2009.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain related identifiable assets on a quarterly basis for impairment whenever circumstances and situations change to indicate that the carrying amounts may not be recovered.  At December 31, 2010 and 2009, the Company did not have any long-lived assets.

Property and Equipment

Property and equipment are carried at cost.  Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets. The cost of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company adopted expenses the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.  In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying this guidance had no impact on the financial statements for the year ending December 31, 2010 and 2009.

Earnings per Share

The Company calculates earnings per share (“EPS”) in accordance with the ASC guidance for Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of Common Stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of shares of Common Stock outstanding plus all potentially dilutive shares of Common Stock outstanding during the period.  Such potential dilutive shares of Common Stock consist of stock options, non-vested shares (restricted stock) and warrants.  At December 31, 2010 and 2009, there were no potential shares of Common Stock that would have an anti-dilutive effect.

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred no advertising costs for the years ending December 31, 2010 and 2009.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE A – SUMMARY OF SIGINFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences for financial and income tax reporting related to net operating losses that are available to offset future federal and state income taxes.  The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Use of Estimates

The preparation of financial statements in conformity with the GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued and Newly Adopted Accounting Pronouncements

In December 2010, the FASB amended its guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  The adoption of the new accounting guidance is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB amended its guidance related to business combinations entered into by entities that are material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The requirements of the amended guidance are effective for us December 31, 2011 and early adoption is permitted.  This disclosure-only guidance will not have a material impact on our results of operations, financial position or cash flows.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE B – RELATED PARTIES

During the years ended December 31, 2010 and 2009, Ms. Hasmik Yaghobyan, sole officer and director, advanced the Company $18,136 and $8,250, respectively.  From August 9, 2002 (inception) to December 31, 2010, Ms. Yaghobyan advanced the Company $32,756.  In November 2010, Ms Yaghobyan forgave the $32,756.  At December 31, 2010 there is no related party debt.

NOTE C – CAPITAL STOCK

At December 31, 2010, the Company had 50,000,000 authorized shares of Common Stock with a par value of $0.01 and 25,000,000 authorized shares of Preferred Stock with a par value of $0.001 per share.

Common Stock

In August 2002, the Company issued 1,500,000 shares of common stock as founder shares resulting in gross proceeds of $15,000.

Preferred Stock

At December 31, 2010 and 2009, the Company had zero shares of its Preferred Stock issued and outstanding.  The Company is authorized to issue up to 25,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  If the Company's issues share of Preferred Stock and it is subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

Warrants to Purchase Common Stock

At December 31, 2010 and 2009, the Company had not issued any warrants to purchase Common Stock of the Company.

Stock Options

The Company shareholders have not authorized a stock option plan as of December 31, 2010.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE D – INCOME TAXES

Income taxes are accounted for in accordance with the ASC guidance for Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, the guidance requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

The Company has net operating losses at December 31, 2010 of approximately $48,000 expiring through 2029.  Utilization of these losses may be limited by the "change of ownership" rules as set forth in section 382 of the Internal Revenue Code.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the federal statutory rate of 35% is as follows:

	Twelve Months Ended December 31,
	2010	2009

Expected income tax benefit (loss) at statutory rate of 35%	$(3,426)	$(5,845)
State and local tax benefit, net of federal	-0-	-0-
Change in valuation account	(3,426)	5,845

Income tax expense (benefit)	$-0-	$-0-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes.  Temporary differences, which give rise to a net deferred tax asset, are as follows:

	Twelve Months Ended December 31,
	2010	2009
Deferred Tax Assets:
Tax Benefit of net operating loss carry-forward	$17,000	$13,000
Less: valuation allowance	(17,000)	(13,000)
Deferred tax assets	-0-	-0-
Deferred tax liabilities	-0-	-0-

Net deferred tax asset	$-0-	$-0-

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE E – SUBSEQUENT EVENTS

On January 10, 2011 Nathan Halsey was appointed to serve on the Company’s Board of Directors, and was appointed President, Chief Executive Officer, Secretary and Treasurer of the Company.

With the approval of the Company's Board of Directors and a majority of its shareholders, the Company filed Articles of Amendment to its Articles of Incorporation effective March 9, 2011 (the "Amendment").  The Amendment effected a change in the Company’s capital structure and authorized shareholder action by less than unanimous consent without a meeting. Prior to the Amendment, the Company was authorized to issue 100,000,000 shares of common stock, without par value ("Common Stock").  The Amendment authorized the Company to issue 500,000,000 shares of Common Stock.

On March 10, 2011 the Company executed a 133 for 1 forward split of its issued and outstanding Common Stockeffected in the form of a stock dividend.  As a result of the forward split, the Company issued 198,000,000 shares to its shareholders of record on March 10, 2011.

The Company has evaluated the subsequent events through March 16, 2011, the date these financial statements were issued, and has determined it has no other subsequent events needing disclosure other than what is disclosed above.