Form 10-K/A
period 2010-12-31
Ventura Assets LTD
filed 2011-03-31
CIK 1421871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

Ventura Assets Limited is filing this Form 10-K/A (Amendment No. 1) (the “Amended Report”) to amend its Form 10-K for the period ended December 31, 2010 (“Form 10-K”) that was filed with the Securities and Exchange Commission on March 29, 2010.

The Amended Report amends the Form 10-K for the sole purpose of including the cover page, table of contents and Report of Independent Registered Public Accounting Firm which were inadvertently omitted from the Form 10-K.   Furthermore, the exhibits list in Item 15 of Part IV has not been updated except that currently dated certifications of our Principal Executive Officer and Principal Financial Officer, as required by Rule 12b-5 under the Securities Exchange Act of 1934, as amended, are filed with this Amended Report as Exhibits 31.1 and 32.1.  No other information contained in the Form 10-K has been amended by this Amended Report.

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

DATE: March 31, 2011	VENTURA ASSETS LIMITED

	By:	/s/ Nathan Halsey
Nathan Halsey
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nathan Halsey Nathan Halsey	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 31, 2011

VENTURA ASSETS LIMITED

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2010 and 2009	F-2

Statements of Operations for the years ended
December 31, 2010 and 2009and the period from
August 9, 2002 (inception) to December 31, 2010	F-3

Statement of Stockholders’Deficit as of
December 31, 2010	F-4

Statements of Cash Flows for the years ended
December 31, 2010 and 2009and the period from
August 9, 2002 (inception) to December 31, 2010	F-5

Notes to the Financial Statements	F-6 - F-13

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Ventura Assets Limited
Dallas, Texas

We have audited the accompanying balance sheets of Ventura Assets Limited (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from August 9, 2002 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ventura Assets Limited as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period from August 9, 2002 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note A. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 16, 2011

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