Form 10-Q
period 2011-03-31
Ventura Assets LTD
filed 2011-05-16
CIK 1421871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-53186

VENTURA ASSETS LIMITED
(Exact name of registrant as specified in its charter)

Colorado	37-1441050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 1880, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

(214) 855-0808
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No ☐

The number of shares outstanding of the Registrant’s Common Stock as of May 12, 2011 was 199,500,000.

TABLE OF CONTENTS

		Page

PART I –FINANCIAL INFORMATION		1
ITEM 1.	FINANCIAL STATEMENTS	1
	Condensed Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	1
	Condensed Statements of Operations for the Three Months Ended March 31, 2011 (Unaudited) and 2010 (Unaudited) and for the Period from Inception (August 9, 2002) through March 31, 2011 (Unaudited)	2
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2011 (Unaudited) and 2010 (Unaudited) and for the Period from Inception (August 9, 2002) through March 31, 2011 (Unaudited)	3
	Notes to Condensed Financial Statements	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10
ITEM 4.	CONTROLS AND PROCEDURES	101

PART II – OTHER INFORMATION		11
ITEM 1.	LEGAL PROCEEDINGS	11
ITEM 1A.	RISK FACTORS	11
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4.	(REMOVED AND RESERVED)	11
ITEM 5.	OTHER INFORMATION	11
ITEM 6.	EXHIBITS	12

SIGNATURES		12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Prepaid expense	$9,500	$-

Total current assets	9,500	-

Other Assets:
Deposits	5,000	-

Total other assets	5,000	-

Total assets	$14,500	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan payable-related party	$67,210	$-
Accounts payable	20,719	-

Total current liabilities	87,929	-

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - no par value; 25,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock - no par value; 500,000,000 shares authorized;
199,500,000 shares issued and outstanding	15,000	15,000
Additional paid in capital	32,756	32,756
Deficit accumulated during development stage	(121,185)	(47,756)

Total stockholders' equity	(73,429)	-

Total liabilities and stockholders' equity	$14,500	$-

The accompanying footnotes are an integral part of these condensed financial statements.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD FROM INCEPTION (AUGUST 9, 2002) THROUGH MARCH 31, 2011

			From Inception
	Three Months Ended		(August 9, 2002)
	March 31,		through
	2011	2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$-	$-	$4,500

Operating expenses:
General and administrative	73,429	550	125,685

Total operating expenses	73,429	550	125,685

Loss before taxes	(73,429)	(550)	(121,185)

Provision for income taxes	-	-	-

Net loss	$(73,429)	$(550)	$(121,185)

Loss per share, basic and diluted	$-	$-

Weighted average number of shares outstanding	199,500,000	199,500,000

The accompanying footnotes are an integral part of these condensed financial statements.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD FROM INCEPTION (AUGUST 9, 2002) THROUGH MARCH 31, 2011

			From Inception
	Three Months Ended		(August 9, 2002)
	March 31,		through
	2011	2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(73,429)	$(550)	$(121,185)
Adjustments to reconcile net loss to net cash flows used in
operating activities:
Increase in other current assets	(9,500)	-	(9,500)
Increase in accounts payable	20,719	550	20,719

Net cash flows used in operating activities	(62,210)	-	(109,966)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit for purchase of computer software	(5,000)	-	(5,000)
			-

Net cash flows used in financing activities	(5,000)	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,000
Proceeds from related party loan	67,210	-	99,966
			-

Net cash flows provided by financing activities	67,210	-	114,966

Increase (decrease) in cash	-	-	-
Cash, beginning of period	-	103	-
Cash, end of period	$-	$103	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying footnotes are an integral part of these condensed financial statements.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Subsequently, the Company undertook to operate as a business that would provide unclaimed property location services to the public and businesses by obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings. However, the Company has since abandoned such operations and, has no business plan. Nevertheless, management is currently evaluating possible business plans for operation of the Company in the future.

On November 29, 2010, the Company entered into a Stock Purchase Agreement (the “November 2010 SPA”) by and among the Company, a former officer, Director and its largest shareholder, Ms. Hasmik Yaghobyan (875,000 shares), another former officer and Director, Mr. Osheen Haghnazarian (380,000 shares), and Halter Capital Corporation, a Texas corporation (“Halter Capital”), pursuant to which Halter Capital acquired all shares of Company common stock held by Ms. Yaghobyan and Mr. Haghnazarian (1,255,000 shares), representing approximately 83.7% of all shares outstanding at the time, and as a result of the sale the Company experienced a change in control.  The purchase price of the shares was $331,250, paid in cash from the purchaser's existing funds.

The November 2010 SPA provided for the resignation of Ms. Yaghobyan and Mr. Haghnazarian, as directors and officers of the Company.  The board of directors appointed Mr. Kevin B. Halter, Jr. as the Company’s new President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and sole Director, effective December 9, 2010.

On December 30, 2010, Company entered into a Stock Purchase Agreement (the “December 2010 SPA”) by and among the Company, Halter Capital and Bon Amour International, LLC, a Texas limited liability corporation (“Bonamour”), pursuant to which Bonamour acquired 1,255,000 shares of Company common stock (representing approximately 83.7% of its then issued and outstanding common stock) from Halter Capital for cash consideration of $370,000.  The December 2010 SPA transaction closed on January 6, 2011, and resulted in a change of control of the Company.

Under the terms of the December 2010 SPA, Mr. Halter, the sole director of the Company in office immediately prior to the closing, resigned as the sole director of and from all officer positions held with the Company, effective January 10, 2011.  Mr. Nathan Halsey was appointed to serve on the Company’s Board of Directors  effective January 10, 2011.  Mr. Halsey appointed himself President, Chief Executive Officer, Secretary and Treasurer of the Company subsequent to the effectiveness of his appointment as sole director.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On March 10, 2011 the Company executed a 133 for 1 forward split of its issued and outstanding Common Stock affected in the form of a stock dividend.  As a result of the forward split, the Company issued 198,000,000 shares to its shareholders of record on March 10, 2011.

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol "VTUR."

The Company has evaluated the subsequent events through May 16, 2011, the date these financial statements were issued, and has determined there are no subsequent events that require disclosure.

Development Stage Activities

The Company is presently in the development stage with no significant revenues from operations.  Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those related to development stage activities and represent the cumulative from inception amounts from its development stage activities reported pursuant to FASB Accounting Standards Codification (“ASC”) 915-10-05, Development Stage Entities.

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, dependent upon the Company's ability to establish itself as a profitable business.  At March 31, 2011, the Company had an accumulated deficit of $121,185, and for the three months ended March 31, 2011, the Company incurred losses of $73,429.

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

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At March 31, 2011 and December 31, 2010, the Company did not have any other financial instruments.

Revenue Recognition

The Company recognizes revenue in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”) and Accounting Standards Codification (“ASC”), which requires: 1) evidence of an agreement, 2) delivery of the product or services, 3) at a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued and Newly Adopted Accounting Pronouncements

In January, 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures (“ASU 2010-06”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The Company adopted the provisions of ASU 2010-06 as required on January 1, 2010, however, the adoption of the new accounting guidance is not expected to have a material impact on the Company’s financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE B – RELATED PARTIES

During the three months ended March 31, 2011, Bonamour advanced the Company $21,405 in the form of direct payments to certain vendors to the Company and $44,305 in payment of travel and administrative expenses to Mr. Halsey.  In January 2011, Mr. Halsey advanced the Company $1,500 to cover certain operating costs.  During the year ended December 31, 2010, Ms. Hasmik Yaghobyan, former sole officer and director, advanced the Company $18,136.  From August 9, 2002 (inception) to December 31, 2010, Ms. Yaghobyan advanced the Company $32,756.  In November 2010, Ms. Yaghobyan forgave the $32,756.  At December 31, 2010 there was no related party debt.

NOTE C – CAPITAL STOCK

At March 31, 2011, the Company had 500,000,000 authorized shares of Common Stock with a no par value and 25,000,000 authorized shares of Preferred Stock with no par value.

Common Stock

In August 2002, the Company issued 1,500,000 shares of common stock as founder shares resulting in gross proceeds of $15,000.  On March 10, 2011 the Company executed a 133 for 1 forward split of its issued and outstanding Common Stock affected in the form of a stock dividend.  As a result of the forward split, the Company issued 198,000,000 shares to its shareholders of record on March 10, 2011.

Preferred Stock

At March 31, 2011, the Company had zero shares of its Preferred Stock issued and outstanding.  The Company is authorized to issue up to 25,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  If the Company issues shares of Preferred Stock and it is subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-Q, we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, plans for proposed operations, descriptions of our strategies, our product and market development plans, and other objectives, expectations and intentions, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited, to the risks and uncertainties discussed in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statement for any reason.

Overview

We are currently a shell company as defined in Rule 405 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  However, subsequent to the change of control that occurred upon acquisition of a majority of our issued and outstanding common stock by Bon Amour International, LLC (“Bonamour”) in January 2011, we began evaluating various plans of operation. Management is currently working with Bonamour to negotiate a license arrangement to conduct marketing and sale of Bonamour products in Asia. Bonamour manufactures and sells age-defying consumer products such as skin care products and nutritionals. In furtherance of its plans, management has also conducted market research regarding direct sales opportunities for Bonamour products in Asia.

 Our principal office is located at 1700 Pacific Avenue, Suite 1880, Dallas, Texas 75201 and our telephone number is (214) 855-0808.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At March 31, 2011, the Company had an accumulated deficit of $121,185, and for the three months ended March 31, 2011 and 2010, incurred net losses of $73,429 and $550, respectively.  Management expects that the Company will need to raise additional capital to commence and sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 31, 2011.

Liquidity and Capital Resources

Although the Company began its operations in 2002, it has yet to attain a level of operations which allows it to meet its current overhead.  We do not contemplate attaining profitable operations until such time as management executes its plans for future operations in Asia, nor is there any assurance that such an operating level can ever be achieved once such plans are executed.  We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses in order to execute plans for future operations, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of March 31, 2011, the Company’s cash balance was $0 and we had liabilities totaling $87,929, including $67,210 of related party loans.  At March 31, 2011 the Company’s working capital deficit was $78,429.

Since the change in control that occurred in January 2011, Bonamour, the Company’s majority shareholder, has advanced funds on behalf of the Company to satisfy current legal, accounting and administrative obligations.

Management expects that the Company will need to raise additional capital to commence and sustain operations until such time as the Company can implement its plan of future operation and achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current shareholders may need to contribute additional funds to sustain operations.

Results of Operations

Comparison of Three Months Ended March 31, 2011, and March 31, 2010

For the three months ended March 31, 2011 and 2010, the Company’s had no revenue.

For the three months ended March 31, 2011 and 2010, the Company had selling, general and administrative costs totaling $73,429 compared to $550 for the same period in 2010, an increase of $72,879.  This change is primarily a result of the Company’s plans to conduct operations marketing and selling Bonamour products in Asia as described above and costs associated with the Company’s efforts to comply with its reporting obligations under the Exchange Act.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan Halsey, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2011, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2011 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our first quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our principal executive and financial officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Management is aware that there is a lack of segregation of duties at the Company due to the fact that the Company only has one director and executive officer dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the officer/director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management plans to reevaluate this situation periodically. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers, affiliates or shareholders are a party adverse to us or have a material interest adverse to us.

ITEM 1A.  RISK FACTORS

There were no material changes in the Risk Factors applicable to our Company as set forth in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q.

Exhibit	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2011	VENTURA ASSETS LIMITED

	By:	/s/ Nathan Halsey
Nathan Halsey
President, Chief Executive Officer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)