Form 10-Q
period 2011-06-30
Ventura Assets LTD
filed 2011-08-22
CIK 1421871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-53186

VENTURA ASSETS LIMITED
(Exact name of registrant as specified in its charter)

Colorado	37-1441050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5190 N. Central Expressway, Suite 900, Dallas, Texas	75206-5141
(Address of principal executive offices)	(Zip Code)

(214) 855-0808
(Registrant’s telephone number, including area code)

1700 Pacific Avenue, Suite 1880, Dallas, Texas 75201
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

The number of shares outstanding of the Registrant’s Common Stock as of August 3, 2011 was 199,500,000.

TABLE OF CONTENTS

		Page

PART I –FINANCIAL INFORMATION		1
ITEM 1.	FINANCIAL STATEMENTS	1
	Condensed Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	1
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2011 (Unaudited) and 2010 (Unaudited) and for the Period from Inception (August 9, 2002) through June 30, 2011 (Unaudited)	2
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 (Unaudited) and 2010 (Unaudited) and for the Period from Inception (August 9, 2002) through June 30, 2011 (Unaudited)	3
	Notes to Condensed Financial Statements	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10
ITEM 4.	CONTROLS AND PROCEDURES	10

PART II – OTHER INFORMATION		11
ITEM 1.	LEGAL PROCEEDINGS	11
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4.	(REMOVED AND RESERVED)	11
ITEM 5.	OTHER INFORMATION	11
ITEM 6.	EXHIBITS	12

SIGNATURES		12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable-related party	$74,580	$-
Accounts payable	7,612	-

Total current liabilities	82,192	-

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - no par value; 25,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock - no par value; 500,000,000 shares authorized;
199,500,000 shares issued and outstanding	15,000	15,000
Additional paid in capital	32,756	32,756
Deficit accumulated during development stage	(129,948)	(47,756)

Total stockholders' equity	(82,192)	-

Total liabilities and stockholders' equity	$-	$-

The accompanying footnotes are an integral part of these condensed financial staements.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND
FOR THE PERIOD FROM INCEPTION (AUGUST 9, 2002) THROUGH JUNE 30, 2011

					From Inception
	Three Months Ended		Six Months Ended		(August 9, 2002)
	June 30,		June 30,		through
	2011	2010	2011	2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$-	$-	$-	$-	$4,500

Operating expenses:
General and administrative	8,763	3,500	82,192	4,050	134,448

Total operating expenses	8,763	3,500	82,192	4,050	134,448

Loss before taxes	(8,763)	(3,500)	(82,192)	(4,050)	(129,948)

Provision for income taxes	-	-	-	-	-

Net loss	$(8,763)	$(3,500)	$(82,192)	$(4,050)	$(129,948)

Loss per share, basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding	199,500,000	199,500,000	199,500,000	199,500,000

The accompanying footnotes are an integral part of these condensed financial staements.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND
FOR THE PERIOD FROM INCEPTION (AUGUST 9, 2002) THROUGH JUNE 30, 2011

			From Inception
	Six Months Ended		(August 9, 2002)
	June 30,		through
	2011	2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(82,192)	$(4,050)	$(129,948)
Adjustments to reconcile net loss to net cash flows used in
operating activities:
Increase in accounts payable and other liabilities	7,612	-	7,612

Net cash flows used in operating activities	(74,580)	(4,050)	(122,336)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,000
Proceeds from related party loan	74,580	4,050	107,336
			-

Net cash flows provided by financing activities	74,580	4,050	122,336

Increase (decrease) in cash	-	-	-
Cash, beginning of period	-	103	-
Cash, end of period	$-	$103	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying footnotes are an integral part of these condensed financial staements.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE A – ORGANIZATION AND BUSINESS

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

On November 29, 2010, the Company entered into a Stock Purchase Agreement (the “November 2010 SPA”) by and among the Company, a former officer, Director and its largest shareholder, Ms. Hasmik Yaghobyan (875,000 shares), another former officer and Director, Mr. Osheen Haghnzarian (380,000 shares), and Halter Capital Corporation, a Texas corporation (“Halter Capital”), pursuant to which Halter Capital acquired all shares of Company common stock held by Ms. Yaghobyan and Mr. Haghnzarian (1,255,000 shares), representing approximately 83.7% of all shares outstanding at the time, and as a result of the sale the Company experienced a change in control.  The purchase price of the shares was $331,250, paid in cash from the purchaser's existing funds.

The November 2010 SPA provided for the resignation of Ms. Yaghobyan and Mr. Haghnzarian, as directors and officers of the Company.  The board of directors appointed Mr. Kevin B. Halter, Jr. as the Company’s new President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and sole Director, effective December 9, 2010.

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

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE A – ORGANIZATION AND BUSINESS (continued)

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

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol "VTUR."

Development Stage Activities

The Company is presently in the development stage with no significant revenues from operations.  Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those related to development stage activities and represent the cumulative from inception’ amounts from its development stage activities reported pursuant to FASB Accounting Standards Codification (“ASC”) 915-10-05, Development Stage Entities.

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, dependent upon the Company's ability to establish itself as a profitable business.  At June 30, 2011, the Company had an accumulated deficit of $129,948, and for the six months ended June 30, 2011, the Company incurred losses of $82,192.

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

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of accounts payable approximates its carrying amount due to the short maturity of these instruments. At June 30, 2011 and December 31, 2010, the Company did not have any other financial instruments.

Revenue Recognition

The Company recognizes revenue in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”) and Accounting Standards Codification (“ASC”), which requires 1) evidence of an agreement, 2) delivery of the product or services, 3) at a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

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

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued and Newly Adopted Accounting Pronouncements (continued)

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

NOTE C – RELATED PARTIES

During the six months ended June 30, 2011, Bonamour advanced the Company $28,775  in the form of direct payments to certain vendors to the Company and $44,305 in payment of travel expense to Mr. Halsey.  In January 2011, Mr. Halsey advanced the Company $1,500 to cover certain operating costs.  During the year ended December 31, 2010, Ms. Hasmik Yaghobyan, former sole officer and director, advanced the Company $18,136.  From Inception (August 9, 2002) to December 31, 2010, Ms. Yaghobyan advanced the Company $32,756.  In November 2010, Ms. Yaghobyan forgave the $32,756.  At December 31, 2010 there was no related party debt.

NOTE D – CAPITAL STOCK

At June 30, 2011, the Company had 500,000,000 authorized shares of Common Stock with a no par value and 25,000,000 authorized shares of Preferred Stock with no par value.

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

Preferred Stock

At June 30, 2011, the Company had zero shares of its Preferred Stock issued and outstanding.  The Company is authorized to issue up to 25,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  If the Company issues shares of Preferred Stock and the Company is subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

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

Our principal office is located at 5190 N. Central Expressway, Suite 900, Dallas, Texas 75206-5141 and our telephone number is (214) 855-0808.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At June 30, 2011, the Company had an accumulated deficit of $129,948, and for the six months ended June 30, 2011 and 2010, incurred net losses of $82,192 and $4,050, respectively.  Management expects that the Company will need to raise additional capital to commence and sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

As of June 30, 2011, the Company’s cash balance was $0 and had liabilities totaling $82,192, including $74,580 of related party loans.  At June 30, 2011 the Company’s working capital deficit was $82,192.

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

Results of Operations

Comparison of Three Months Ended June 30, 2011 and  2010

For the three months ended June 30, 2011 and 2010, the Company’s had no revenue.

For the three months ended June 30, 2011 and 2010, the Company had selling, general and administrative costs totaling $8,763 compared to $3,500 for the same period in 2010, an increase of $5,263.  This change is primarily a result of the costs associated with the Company’s efforts to comply with its reporting obligations under the Exchange Act.

Comparison of Six Months Ended June 30, 2011 and  2010

For the six months ended June 30, 2011 and 2010, the Company’s had no revenue.

For the six months ended June 30, 2011 and 2010, the Company had selling, general and administrative costs totaling $82,192 compared to $4,050 for the same period in 2010, an increase of $78,142.  This change is primarily a result of the Company’s plans to conduct operations marketing and selling Bonamour products in Asia as described above and costs associated with the Company’s efforts to comply with its reporting obligations under the Exchange Act.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan Halsey, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2011, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2011 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our second quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q.

Exhibit	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2011	VENTURA ASSETS LIMITED

	By:	/s/ Nathan Halsey
Nathan Halsey
President, Chief Executive Officer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)