Form 10-Q
period 2011-09-30
Ventura Assets LTD
filed 2011-11-16
CIK 1421871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-53186

VENTURA ASSETS LIMITED
(Exact name of registrant as specified in its charter)

Colorado	37-1441050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5190 N. Central Expressway, Suite 900, Dallas, Texas	75206-5141
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of November 4, 2011 was 199,500,000.

TABLE OF CONTENTS

		Page

PART I –FINANCIAL INFORMATION		1
ITEM 1.	FINANCIAL STATEMENTS	1
	Condensed Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	1
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2011 (Unaudited) and 2010 (Unaudited) and for the Period from Inception (August 9, 2002) through September 30, 2011 (Unaudited)	2
	Condensed Statement of Stockholders’ Deficit For the Period From August 9, 2002 Through September 30, 2011	3
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2011 (Unaudited) and 2010 (Unaudited) and for the Period from Inception (August 9, 2002) through September 30, 2011 (Unaudited)	4
	Notes to Condensed Financial Statements	5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 4.	CONTROLS AND PROCEDURES	12

PART II – OTHER INFORMATION		12
ITEM 1.	LEGAL PROCEEDINGS	12
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4.	(REMOVED AND RESERVED)	13
ITEM 5.	OTHER INFORMATION	13
ITEM 6.	EXHIBITS	13

SIGNATURES		13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets:
Cash	$100	$-
Prepaid expense	4,125	-

Total current assets	4,225	-

Other Assets:
Software development costs, net of amortization of $1,250	13,750	-

Total other assets	13,750	-

Total assets	$17,975	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loans payable-related party	$155,439	$-
Accounts payable	22,506	-

Total current liabilities	177,945	-

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - no par value; 25,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock - no par value; 500,000,000 shares authorized;
199,500,000 shares issued and outstanding	15,000	15,000
Additional paid in capital	32,756	32,756
Deficit accumulated during development stage	(207,726)	(47,756)

Total stockholders' deficit	(159,970)	-

Total liabilities and stockholders' deficit	$17,975	$-

The accompnaying footnotes are an integral part of these financial statements.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND
FOR THE PERIOD FROM INCEPTION (AUGUST 9, 2002) THROUGH SEPTEMBER 30, 2011

					From Inception
	Three Months Ended		Nine Months Ended		(August 9, 2002)
	September 30,		September 30,		through
	2011	2010	2011	2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$-	$4,500	$-	$4,500	$4,500

Operating expenses:
General and administrative	76,528	4,686	158,720	8,736	210,976
Amortization expense	1,250	-	1,250	-	1,250

Total operating expenses	77,778	4,686	159,970	8,736	212,226

Loss before taxes	(77,778)	(186)	(159,970)	(4,236)	(207,726)

Provision for income taxes	-	-	-	-	-

Net loss	$(77,778)	$(186)	$(159,970)	$(4,236)	$(207,726)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	199,500,000	199,500,000	199,500,000	199,500,000

The accompnaying footnotes are an integral part of these financial statements.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM AUGUST 9, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2011

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance, August 9, 2002 (inception)	-	$-	$-	$-	$-

Shares issued to founders	199,500,000	15,000	-	-	15,000
Net loss	-	-	-	(43)	(43)

Balance, December 31, 2002	199,500,000	15,000	-	(43)	14,957

Net loss	-	-	-	(14,954)	(14,954)

Balance, December 31, 2003	199,500,000	15,000	-	(14,997)	3

Net loss	-	-	-	-	-

Balance, December 31, 2004	199,500,000	15,000	-	(14,997)	3

Net loss	-	-	-	(57)	(57)

Balance, December 31, 2005	199,500,000	15,000	-	(15,054)	(54)

Net loss	-	-	-	(45)	(45)

Balance, December 31, 2006	199,500,000	15,000	-	(15,099)	(99)

Net income	-	-	-	2	2

Balance, December 31, 2007	199,500,000	15,000	-	(15,097)	(97)

Net loss	-	-	-	(6,170)	(6,170)

Balance, December 31, 2008	199,500,000	15,000	-	(21,267)	(6,267)

Net loss	-	-	-	(16,700)	(16,700)

Balance, December 31, 2009	199,500,000	15,000	-	(37,967)	(22,967)

Forgiveness of debt-related party	-	-	32,756	-	32,756
Net loss	-	-	-	(9,789)	(9,789)

Balance, December 31, 2010	199,500,000	15,000	32,756	(47,756)	-

Net loss	-	-	-	(159,970)	(159,970)

Balance, September 30, 2011	199,500,000	$15,000	$32,756	$(207,726)	$(159,970)

The accompnaying footnotes are an integral part of these financial statements.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND
FOR THE PERIOD FROM INCEPTION (AUGUST 9, 2002) THROUGH SEPTEMBER 30, 2011

			From Inception
	Nine Months Ended		(August 9, 2002)
	September 30,		through
	2011	2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(159,970)	$(4,236)	$(207,726)
Adjustments to reconcile net loss to net cash flows used in
operating activities:
Amortization of software development costs	1,250	-	1,250
Increase in prepaid expenses	(4,125)	-	(4,125)
Increase in accounts payable	22,506	-	22,506

Net cash flows used in operating activities	(140,339)	(4,236)	(188,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	(15,000)	-	(15,000)

Net cash flows used in investing activities	(15,000)	-	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,000
Proceeds from related party loan	155,439	4,236	188,195
			-

Net cash flows provided by financing activities	155,439	4,236	203,195

Increase in cash	100	-	100
Cash, beginning of period	-	103	-
Cash, end of period	$100	$103	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompnaying footnotes are an integral part of these financial statements.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Subsequently, the Company undertook to operate as a business that would provide unclaimed property location services to the public and businesses by obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings. However, the Company has since abandoned such operations. Management is currently evaluating possible business plans for operation of the Company in the future.

On November 29, 2010, the Company entered into a Stock Purchase Agreement (the “November 2010 SPA”)  with a former officer, Director and its largest shareholder, Ms. Hasmik Yaghobyan (875,000 shares), another former officer and Director, Mr. Osheen Haghnzarian (380,000 shares), and Halter Capital Corporation, a Texas corporation (“Halter Capital”), pursuant to which Halter Capital acquired all shares of Company common stock held by Ms. Yaghobyan and Mr. Haghnzarian (1,255,000 shares), representing approximately 83.7% of all shares outstanding at the time, and as a result of the sale the Company experienced a change in control.  The purchase price of the shares was $331,250, paid in cash from the purchaser's existing funds.

The November 2010 SPA provided for the resignation of Ms. Yaghobyan and Mr. Haghnzarian, as directors and officers of the Company.  The board of directors appointed Mr. Kevin B. Halter, Jr. as the Company’s new President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and sole Director, effective December 9, 2010.

On December 30, 2010, the Company entered into a Stock Purchase Agreement (the “December 2010 SPA”) with Halter Capital and  Bon Amour International, LLC, a Texas limited liability corporation (“Bon Amour”), pursuant to which Bon Amour acquired 1,255,000 shares of the Company’s common stock (representing approximately 83.7% of its then issued and outstanding common stock) from Halter Capital for cash consideration of $370,000.  The December 2010 SPA transaction closed on January 6, 2011, and resulted in a change of control of the Company.

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
SEPTEMBER 30, 2011

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

On March 10, 2011 the Company executed a 133 for 1 forward split of its issued and outstanding Common Stock affected in the form of a stock dividend.  As a result of the forward split, the Company issued 198,000,000 additional shares to its shareholders of record on March 10, 2011.  All references herein to share information have been retroactively applied unless otherwise stated.  See Note D - Capital Stock.

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol "VTUR."

Development Stage Activities

The Company is presently in the development stage with no significant revenues from operations.  Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those related to development stage activities and represent the cumulative from inception amounts from its development stage activities reported pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10-05, Development Stage Entities.

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, dependent upon the Company's ability, among other matters,  to establish itself as a profitable business.  At September 30, 2011, the Company had an accumulated deficit of $207,726 and for the nine months ended September 30, 2011, the Company incurred losses of $159,970.

The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, and therefore, these matters raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under ASC 825, Financial Instruments, and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of accounts payable approximates its carrying amount due to the short maturity of these instruments. At September 30, 2011 and December 31, 2010, the Company did not have any other financial instruments.

Revenue Recognition

The Company recognizes revenue in accordance with guidance issued by FASB and ASC, which requires 1) evidence of an agreement, 2) delivery of the product or services, 3) at a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

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

Recently Issued and Newly Adopted Accounting Pronouncements

During the nine months ended September 30, 2011, there were several new accounting pronouncements issued by the FASB, the most recent of which was Accounting Standards Update 2011-09, Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE C – RELATED PARTIES

During the nine months ended September 30, 2011, Bon Amour advanced the Company $109,634 in the form of direct payments to certain vendors of the Company and $44,305 in payment of travel expense to Mr. Halsey.  In January 2011, Mr. Halsey advanced the Company $1,500 to cover certain operating costs.  During the year ended December 31, 2010, Ms. Hasmik Yaghobyan, former sole officer and director, advanced the Company $18,136.  From Inception (August 9, 2002) to December 31, 2010, Ms. Yaghobyan advanced the Company $32,756.  In November 2010, Ms. Yaghobyan forgave the $32,756.  At December 31, 2010 there was no related party debt.

NOTE D – CAPITAL STOCK

At September 30, 2011, the Company had 500,000,000 authorized shares of Common Stock with a no par value and 25,000,000 authorized shares of Preferred Stock with no par value.

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

Preferred Stock

At September 30, 2011, the Company had zero shares of its Preferred Stock issued and outstanding.  The Company is authorized to issue up to 25,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  If the Company issues shares of Preferred Stock and it is subsequently liquidated or dissolved, the preferred shareholders may have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

NOTE E – SUBSEQUENT EVENTS

On October 26, 2011, the Company executed a letter agreement engaging Turner, Stone & Company, L.L.P. (“Turner Stone”) as its independent registered public accounting firm, and terminated the engagement of its former independent registered public accounting firm, Rosenberg Rich Baker Berman & Company (“RRBB”) for geographic convenience.

On November 3, 2011, the Company filed Articles of Amendment (the “Amendment”) to its Articles of Incorporation that become effective on November 20, 2011, changing the name of the Company to “Bonamour, Inc.” and revising the terms upon which the Board of Directors may designate a class or series of authorized preferred stock.

VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE E – SUBSEQUENT EVENTS (continued)

In connection with the Amendment, the Board of Driectors also adopted resolutions that will go into effect upon the effective date of the Amendment (November 20, 2011) creating a Series of Preferred Stock designated as Series A Preferred Stock (the "Series A Preferred Stock"). Ten Million (10,000,000) shares of Preferred Stock of the Company will be designated as Series A Preferred Stock . The holders of shares of Series A Preferred Stock will be entitled to Twenty (20) votes for each share of Series A Preferred Stock held on any matters requiring a stockholder vote of the Company. Shares of Series A Preferred Stock will rank, with respect to dividend rights and rights on liquidation, winding up and dissolution of the Company, pari passu with the Company’s Common Stock.

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

Overview

We are currently a shell company as defined in Rule 405 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  However, subsequent to the change of control that occurred upon acquisition of a majority of our issued and outstanding Common Stock by Bon Amour International, LLC (“Bon Amour”) in January 2011, we began evaluating various plans of operation. Management is currently working with Bon Amour to negotiate an agreement to acquire the rights to utilize Bon Amour trademarks (which include the name “Bonamour”) and manufacture proprietary, Bonamour branded, age-defying consumer products such as skin care products and nutritionals for resale.

In furtherance of our plans to manufacture and sell Bon Amour branded products, the Company has filed Articles of Amendment to its Articles of Incorporaiton that effect a change of the Company’s name to Bonamour, Inc., that will become effective November 20, 2011.

Our principal office is located at 5190 N. Central Expressway, Suite 900, Dallas, Texas 75206-5141 and our telephone number is (214) 855-0808.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At September 30, 2011, the Company had an accumulated deficit of $207,726, and for the nine months ended September 30, 2011 and 2010, incurred net losses of $159,970 and $4,236, respectively.  Management expects that the Company will need to raise additional capital to commence and sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 30, 2011.

Liquidity and Capital Resources

Although the Company began its operations in 2002, it has yet to attain a level of operations which allows it to meet its current overhead.  We do not contemplate attaining profitable operations until after management executes its plans to acquire rights to the manufacture and sell of Bon Amour products, and manufacture and sales operations are commenced. Nevertheless, there can be no assurance that management will be able ot successfully implement such plans and if executed, there can be no assurance that operating levels sufficient to sustain profitability can ever be achieved.  We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses in order to execute plans for future operations, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of September 30, 2011, the Company’s cash balance was $100 and we had liabilities totaling $177,945, which include approximately $155,439 of related party loans.  At September 30, 2011 the Company’s working capital deficit was $173,720.

Since the change in control that occurred in January 2011, Bon Amour, the Company’s majority shareholder, has advanced funds on behalf of the Company to satisfy current legal, accounting and administrative obligations.

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

Results of Operations

Comparison of Three Months Ended September 30, 2011 and  2010

For the three months ended September 30, 2011 and 2010, the Company’s had no revenue.

For the three months ended September 30, 2011 and 2010, the Company had operating expenses totaling $77,778 compared to $4,686 for the same period in 2010, an increase of $73,092.  This change is primarily a result the general and administrative costs associated with the Company’s development and maintenance of management software it planned to use inconnection with a prior business plan and $1,250 in amortization expense.

Comparison of Nine Months Ended September 30, 2011 and 2010

For the nine months ended September 30, 2011 the Company had no revenues, compared to $4,500 in revenues for the nine months ended September 30, 2010.

For the nine months ended September 30, 2011 and 2010, the Company had operating expenses totaling $159,970 compared to $8,736 for the same period in 2010, an increase of $151,234.  This change is a result of $158,720 in general and administrative costs associated with the Company’s development and maintenance of management software, costs associtated with the Company’s plans to conduct operations manufacturing and selling Bonamour products as described above, costs associated with the Company’s efforts to comply with its reporting obligations under the Exchange Act as well as $1,250 in amortization expense.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan Halsey, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2011, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2011 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our third quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management is aware that there is a lack of segregation of duties at the Company due to the fact that the Company only has one director and executive officer dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the officer/director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management plans to re-evaluate this situation periodically. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

On October 26, 2011, the Company executed a letter agreement engaging Turner, Stone & Company, L.L.P. (“Turner Stone”) as its independent registered public accounting firm, and terminated the engagement of its former independent registered public accounting firm, Rosenberg Rich Baker Berman & Company (“RRBB”) for geographic convenience.

On November 3, 2011, the Company filed Articles of Amendment (the “Amendment”) to its Articles of Incorporation which will become effective on November 20, 2011. Upon its effectiveness, the Amendment will change the name of the Company to “Bonamour, Inc.” and revise the terms upon which the Board of Directors may designate a class or series of authorized preferred stock.

In connection with the Amendment, the Board of Driectors also adopted resolutions that will go into effect upon the effective date of the Amendment creating a Series of Preferred Stock designated as Series A Preferred Stock (the "Series A Preferred Stock"). Ten Million (10,000,000) shares of Preferred Stock of the Company will be designated as Series A Preferred Stock. The holders of shares of Series A Preferred Stock will be entitled to Twenty (20) votes for each share of Series A Preferred Stock held on any matters requiring a stockholder vote of the Company. Shares of Series A Preferred Stock will rank, with respect to dividend rights and rights on liquidation, winding up and dissolution of the Company, pari passu with the Company’s Common Stock.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
3.1
Articles of Incorporation of Ventura Assets Limited dated August 9, 2002 and filed with the Colorado Secretary of State August 21, 2002 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed with the Commission on April 22, 2008)

3.2
Articles of Amendment to the Articles of Incorporation of Ventura Assets Limited effective March 9, 2011 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2011)

3.3	Articles of Amendment to the Articles of Incroporation of Ventura Assets Limited effective November 20, 2011*
3.4	Certificate of Designation of Series A Preferred Stock of Bonamour, Inc. dated effective November 20, 2011*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
*Filed herewith.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2011	VENTURA ASSETS LIMITED

	By:	/s/ Nathan Halsey
Nathan Halsey
President, Chief Executive Officer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)