Form 10-K
period 2011-12-31
BONAMOUR, INC.
filed 2012-04-12
CIK 1421871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-53186

BONAMOUR, INC.
(Exact name of registrant as specified in its charter)

Colorado	37-1441050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5190 N. Central Expressway, Suite 900, Dallas, Texas	75206-5141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(214) 855-0808

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011 was $299,250 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of March 20, 2012 was 199,500,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (this "Report”), the terms “we,”  “us,”  “our,”  “Bonamour,” or the “Company” refers to Bonamour, Inc., a Colorado corporation.

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

PART I

ITEM 1.                      BUSINESS

Development of the Company

We were incorporated under the laws of Colorado on August 9, 2002, as a developer of a software program used to centralize the booking of recreational and vacation activities.  In 2003, the Company’s initial capital proved insufficient to complete its planned business, and we ceased such business operations.  We later undertook to operate as a business that would provide unclaimed property location services to the public and businesses by obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings, until late 2010, when the Company underwent a change in control and the majority of our common stock was acquired by Halter Capital Corporation (“Halter”).

At the end of 2010, we again underwent a change in control when Halter and its affiliates entered into a Stock Purchase Agreement by and among the Company, certain shareholders of the Company and Bon Amour International, LLC (“BAI”), pursuant to which BAI acquired 95,000 shares of Company common stock for cash consideration of $5,000.  Subsequently, on December 30, 2010, the Company also entered into a Stock Purchase Agreement by and among the Company, Halter Capital and BAI, pursuant to which BAI acquired 1,255,000 shares of Company common stock (representing approximately 83.7% of our issued and outstanding common stock) from Halter Capital for cash consideration of $370,000.  The foregoing stock purchase transactions (the “BAI Acquisition”) both closed on January 6, 2011, and resulted in a change of control of the Company, as BAI acquired 90% of the then outstanding common stock of the Company. Upon the completion of the BAI Acquisition, Kevin B. Halter, Jr., the Company’s sole officer and director at the time thereof, resigned and appointed Nathan W. Halsey as the new sole director of the Company. Mr. Halsey was then appointed as the Company’s President, Chief Executive Officer, and Secretary effective January 27, 2011.

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

On March 10, 2011, the Company executed a 133 for 1 forward split of its issued and outstanding Common Stock effected in the form of a stock dividend. As a result of the forward split, the Company issued 198,000,000 shares to its shareholders of record on March 10, 2011. We subsequently filed an amendment to our Articles of Incorporation effective November 20, 2011, which (i) changed the Company’s name to Bonamour, Inc, (ii) amended the terms of our preferred stock, and (iii) designated Series A Preferred Stock of the Company.

Effective December 31, 2011, we issued 5,000,000 shares of our Series A Preferred Stock (the “Preferred Stock”) to BAI in cancellation of $210,000 in loans advanced by BAI to us.

Overview of Business

We are a developer, distributor and reseller of health and beauty products and originator of the “ mind- body” system, a line of skincare products that we have developed and nutraceutical products we are developing to help people “live their best life.”  Our products are currently sold under the “Bonamour” name, and while we intend to continue to develop and expand our line of BonamourTM-branded mind-body products, we may in the future sell our products under different labels, or serve as a reseller or distributor of health and beauty products for third party brands.

Since the completion of the Bonamour Acquisition in early 2011, we have been developing our Bonamour-branded skincare products and anticipate delivery of our first shipment in March or April of 2012.  Our current focus is on the Asian beauty and wellness market, which we believe has tremendous opportunities for expansion and growth.  While our objectives include branching out to other markets and developing a wider customer base, currently our sole customer is BAI, a multi-level marketing company focused on developing a global platform for entrepreneurs, wellness professionals, and individuals, which seeks to develop a global lifestyle wellness brand.  BAI has the exclusive right to sell Bonamour-branded products throughout Asia, and is our largest shareholder, holding 90% of our voting stock.  BAI is controlled by Nathan Halsey, who also serves as our sole office and director.  However, BAI is a separate company from us, and we have no economic interest in BAI or its business or operations.

Our principal office is located at 5190 North Central Expressway, Suite 900, Dallas, Texas and our telephone number is (214) 855-0808.  We are traded on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “BONI.”  We do not currently have a corporate website.

Our Principal Products

Beauty Products

We have developed and received orders for three skin care products, which we market as Bonamour’s “Rejuvenating TrioTM”.   These products include a rejuvenating skin cleanser, a cellular renewal complex and an anti-aging eye cream.  All three products are formulated with our proprietary Bonamour BlendTM + Active Plant Stem Cell Technology to help promote the production of collagen and protect against free radical damage.  These products are branded klenz, hi-drat, and ke-rekt, and will be sold by BIA in Asia.

KLENZ is Bonamour’s rejuvenating skin cleanser.  It has been formulated to remove excess oil, makeup and debris from the skin, while leaving the skin clean and hydrated.  The cleanser is designed to cleanse and soften the skin, while minimizing the appearance of fine lines, wrinkles and pigmentation irregularities using the exfoliating benefits of glycolic acid.

HI-DRAT is our cellular renewal complex.  It has been formatted to slow the effects of aging and promote the production of collagen.  It utilizes powerful antioxidants to protect against free radical damage. HI-DRAT is suitable for all skin types and formulated to help smooth away fine lines and wrinkles while rejuvenating the overall skin’s health.

KE-REKT is our anti-aging eye repair cream.  It has been formulated with vitamin A and peptides to help reduce the appearance of fine lines and wrinkles.  It contains Argan, which accelerates skin’s natural repair process and helps combat chronological aging and loss of firmness.  In addition, caffeine, vitamin K and arnica work to reduce the appearance of dark circles and puffiness. Organic aloe and cucumber extract are used to soothe the eye area, while hyaluronic acid aids hydration of the area.

Products Under Development

Nutraceutical Products

We are also currently in the process of developing a line of nutraceutical products.  Neutraceuticals are products derived from food sources that provide health benefits in addition to the basic nutritional value found in foods.

The first nutraceutical we intend to introduce will be DE-TOX, a hand, skin and nail detoxification treatment designed to help defend the body against aging free radical damage.  De-tox is a vitamin packed drink that is formulated to improve the overall look and feel of the skin while relieving stress and fatigue resulting in a more radiant and glowing appearance. We believe pocket size packets will make it easy to take on the go.  We intend to produce these products for BAI to be sold in mainland China and Southeast Asia and expect the product will be ready for distribution by May 2012.

In addition, we are in the process of developing an “energy shot” as well as a “sleep shot” for private label use.  These products would not be branded with the Bonamour trademark and we believe will be available for distribution by July 2012.

Principal Markets

We currently plan on focusing the sales of our products in distinct markets.  In Asia, we will serve as the distributor of Bonamour products to BAI.  BAI is a multi-level marketing company, similar to Avon or Mary Kay Cosmetics, that focuses on the Asian marketplace, specifically in Macau and Hong Kong.  Individuals purchase BAI distributorships and sell BAI’s products exclusively through the BAI program.  We will provide the products sold by BAI participants, and we expect this to be our primary market for the near future.  Pursuant to a license agreement with BAI (described below), BAI has the exclusive right to sell products branded with the Bonamour logo throughout all of Asia (the “Bonamour Territories”).

In the United States, our proprietary Bonamour products are sold exclusively through doctor’s offices, and we currently do not anticipate selling the products outside of the medical/spa context. We currently do not plan to make Bonamour-branded products available for resale within the United States via Internet purchase or make it available to be sold in retail establishments.

We may in the future offer private label skin care and nutraceutical products within the United States and throughout the world.  In such instances, a third party retailer would place an order for a skincare or nutraceutical product, which we would then formulate and arrange for the manufacture of using their private label.  We would then manufacture, source and distribute these products on behalf of the third party.  By way of illustration, we may in the future provide skincare products to hotels or other retail establishments that would bear the name of such third party, rather than our own.

Customers

During the 2011 fiscal year, we received one order for our products, which is still in the process of being fulfilled. This order, from BAI, represents our only order in 2011, and BAI is currently our only customer.  BAI is also a majority shareholder of Bonamour, and shares common management.  Management expects this relationship to continue and for BAI to be a significant customer in the future.  Our business is currently dependent upon the continuance of BAI as a significant part of the Company’s business, and the loss of BAI as a customer would have a material adverse effect on our results of operations.  In its current state, we do not believe our operations can succeed without BAI as a significant customer.

License Agreement

We have a license agreement with BAI (the “License Agreement”), wherein we granted BAI the exclusive right to distribute our products throughout Asia.  We currently anticipate that all products branded with the Bonamour trademark will be distributed to BAI through us, though the agreement does not mandate that we develop all BAI products.  To the extent BAI distributes Bonamour-branded products that are not sourced by us, the Licensing Agreement provides us with quality controls and inspection rights to help ensure that all products bearing the Bonamour name meet our standards.  In addition, we have the right to approve any marketing or advertising of Bonamour-branded products.  The BAI will not pay any royalties to us for use of the Bonamour trademark.  The license agreement is for a 1-year term, and will renew automatically for one-year periods unless terminated by either party on or before 30 days prior to the end of any term.

Potential Licensing Revenues

In addition to generating revenues through direct-to-consumer sales and wholesale distribution and the existing License Agreement with BAI, we may elect to pursue licensing arrangements with third parties to manufacture and distribute our products outside the BAI Territories.  If we seek to license our product, we intend to pre-approve all products manufactured and sold by our licensee in order to maintain consistent quality and performance and ensure that the licensed products meet the same quality and compliance standards as the products that we sell directly.

Distribution Methods

We expect to sell our products primarily directly to distributors with established consumer and retail channels or distributors we believe can establish such channels. Although we do not currently have any arrangements with any distributor other than BAI, we plan to expand our distribution network by licensing rights to BAI and other distributors to sell Bonamour-branded products in territories other than the BAI Territories.  We may also serve as a distributor of health and beauty products to third parties bearing names other than Bonamour.

Advertising and Marketing

We do not have any current plans to market the products we distribute.  As of the date of this Report, we only distribute Bonamour-branded products to BAI, and BAI is responsible for all advertising and marketing associated with such products.  As a result, our relationship with BAI and any future distributors of our products will be critical to our success, generally, and, more specifically, create significant product and brand exposure that contributes to our credibility and reputation.

Product Research, Design and Development

Our products will be manufactured and produced by third parties and developed in collaboration with a product formulator retained by us and the Company for whom we develop a product.  We believe that this approach enables us to create a technically advanced and quality product in accordance with our specifications, while focusing our product development efforts on design, fit, performance and product end use results.

We will seek to educate distributors, retailers and end users regarding our products and the potential for our innovative technology to deliver superior results and other benefits and brand identity to enhance our customers' perception and understanding of product use and benefits.

Our current Rejuvenating Trio of products, which we are in the process of sourcing to BAI, were developed by BAI who bore all of the costs of their development.  As a result, since entering the skincare distribution market, we have not expended any resources on research and development activities.  In the future, we expect to incur some or all of the costs associated with the development of any products we distribute.

Sourcing, Manufacturing and Quality Assurance

We have made arrangements with Cosmetic Laboratories, a private label other manufacturer located in Irving, Texas, to produce and package our Bonamour-branded products.  Cosmetic Laboratories has over twenty years of experience in private label manufacturing and packaging. We expect Cosmetic Laboratories will handle the manufacture, packaging and shipping of our products, and initially, it will serve as our sole supplier of such services.  Cosmetic Laboratories will assist us in multiple stages of production, such as procuring materials and providing finished products and packing and distribution, which helps us to control the cost of goods sold. Although we may elect to use a different manufacturer or multiple manufacturers in the future, there can be no assurance that this concentration will decrease over time.

Cosmetic Laboratories has been, and any manufacturer we may retain at a later date will be, evaluated for quality systems, social compliance and financial strength by us prior to being selected and on an ongoing basis.  We may enter into a variety of agreements with our manufacturers, including non-disclosure and confidentiality agreements, and plan to require all of our manufacturers to adhere to a code of conduct regarding quality of manufacturing and working conditions and other social concerns.  We do not, however, have any long-term agreements requiring us to utilize any manufacturer, including Cosmetic Laboratories, and no manufacturer is required to produce our products in the long-term.  In the event Cosmetic Laboratories became unable to fulfill our manufacturing or production needs, we believe we would be able to retain alternative manufacturers for our products on substantially similar terms.

Intellectual Property

BAI filed a trademark registration for the Bonamour name with the United States Patent and Trademark Office which it has assigned to us.  The Bonamour trademark has not yet received a registration with the United States Patent and Trademark Office, and we are currently in the process of procuring such registration.  In addition, we have entered into a licensing agreement with BAI, granting BAI the exclusive right to use such trademark in Asia.

We believe we own the internally-developed material trademarks and other intellectual property rights used and/or to be used in connection with the marketing, distribution and sale of our products where our products are expected to be initially manufactured and sold or will be manufactured and sold.  We have applied, or intend to apply, to register trademarks and plan to develop domain names for our primary trademarks and obtain copyright registrations for marketing media and material, as well as for certain artwork.  We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights, including for any intellectual property we develop and utilize in the future.

We believe that the distinctive trademarks that we will use in connection with our products will be important in building our brand image and distinguishing our products from the products of others.  We believe that our trademarks are (or will be) among our most valuable assets.  In addition to our distinctive trademarks, we also expect to place significant value on our trade dress, which is the overall image and appearance of our products, and we believe that our trade dress will help to distinguish our products in the marketplace.

The intellectual property rights in the ingredients, materials, technology and processes used to manufacture and produce our products are generally owned or controlled by our suppliers. As a result, our ability to obtain patent protection for our products may be limited.  We currently do not own any issued patents.  We plan to focus our efforts on obtaining patent protection for what we believe to be strategic in the marketplace.  We may file patent applications that we believe offer a unique utility or function and continue to file patent applications if and as we deem appropriate to protect our business, products and our rights.

Competition

The market for skin care products is highly competitive and highly fragmented and may include many new competitors as well as increased competition from established companies expanding their production and marketing of skin care products and related products.  Many of the ingredients, materials and technologies used in manufacturing and producing our products are generally not unique to us, and we do not currently own any patents. Many of our actual and potential competitors are much larger companies with stronger brand recognition and significantly greater resources than us.

In addition, we may compete with others for distribution services and sales channel relationships and purchasing decisions at retailers.  We believe that our ability to compete in the short term will depend on our ability to develop and maintain good relationships with BAI, and its sales representatives and retailers and that our ability to compete in the long term will depend on strong sales of our products.  However, notwithstanding good relationships and strong sales, if distributors and retailers earn greater margins from our competitors' products, they may favor our competitors and their products.

We believe that we will be able to compete successfully in the short term if we are able to achieve our brand image and recognition initiatives and that our overall success in the long term will depend on the performance and quality of our products and our distribution strategies and policies.  In the future we expect to compete for consumer preferences and expect that we may face greater competition on pricing.  This may favor larger competitors with lower costs per unit of product produced that can spread the effect of price discounts across a larger array of products and across a larger customer base than ours.  The purchasing decisions of consumers for our products often reflect highly subjective preferences that can be influenced by many factors, including advertising, media, product sponsorships, product improvements and changing trends and styles.

Regulation

We believe we are operating within existing federal, state and local environmental laws and regulations and are taking action to ensure compliance therewith. Compliance with such laws and regulations is not expected to materially affect our capital expenditures, earnings or competitive position.

Employees

As of March 20, 2012, we did not have any employees.  Although we may hire employees in the future, we do not currently expect our business to require a significant number of employees, even if our business plan is successful. As our sole director, President, Chief Executive Officer and Secretary, Mr. Halsey is expected to be responsible for managing all of our affairs, including our administrative affairs and our public company reporting obligations.  Mr. Halsey is also expected to be responsible for directly or indirectly hiring and supervising all of the service providers or other personnel responsible for our operations and sales.

Mr. Halsey will be responsible for negotiating service contracts and other agreements between the Company and our manufacturers and suppliers and other third parties.  Except as otherwise described herein, we have not yet entered into any employment, non-compete, confidentiality, intellectual property, non-solicitation or other agreement with BAI or Mr. Halsey or any other service providers or personnel and may never enter into any such agreements.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our principal office is located at 5190 N. Central Expressway, Suite 900, Dallas, Texas 75206-5141, in office space leased by BAI, our principal shareholder. BAI provides principal office space to us at no charge, and we are not subject to a written lease agreement.  We believe this property is in generally good condition and is suitable to carry on our business.  We also believe that if required, suitable alternative office space will be available on commercially reasonable terms.

ITEM 3.                      LEGAL PROCEEDINGS

There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings in which any of our directors, executive officers, affiliates or shareholders are a party adverse to us or have a material interest adverse to us.

ITEM 4.                      MINE SAFETY DISCLOSURES.

Not applicable.
PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

           Our Common Stock is quoted on the OTCQB under the symbol “BONI.”  The following table shows the high and low bid information for our Common Stock for each quarter ended during the last two fiscal years. This information has been obtained from the OTCQB. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2011
Fourth Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
First Quarter	$0.00	$0.00

Fiscal Year 2011
Fourth Quarter	$2.00	$0.07
Third Quarter	$0.07	$0.07
Second Quarter	$0.07	$0.05
First Quarter	$0.05	$0.05

On March 20, 2012, the last sale price of our Common Stock reported by the OTCQB was $0.39.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of March 20, 2012, we had 5 record holders of our Common Stock.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.”  As of March 20, 2012, we had 199,500,000 shares of our Common Stock outstanding.

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

Recent Sales of Unregistered Securities

Effective December 31, 2011, we issued 5,000,000 shares of our Series A Preferred Stock (the “Preferred Stock”) to BAI in cancellation of $210,000 in loans advanced by BAI to us.   These securities were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act. Appropriate legends were affixed to the share certificates issued in all of the above transactions. The Company believes that BAI was an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act, and had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in our common stock. Furthermore, BAI had adequate access, through its relationship with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Overview

The Company is in the business of the manufacture, distribution and sale of proprietary, Bonamour -branded beauty products nutritionals for resale. In addition to its beauty products, which currently include only skincare products, the Company is currently developing nutraceutical products both under the Bonamour name and for resale by third parties under alternate names.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business.  At December 31, 2011, the Company had an accumulated deficit of $262,771, and for the years ended December 31, 2011 and 2010, incurred net losses of $215,015 and $9,789, respectively.  Management expects that the Company will need to raise additional capital through sales of equity or debt securities to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2011 and through March 20, 2012, there were several new accounting pronouncements issued by the FASB, the most recent of which was Accounting Standards Update 2011-12.  Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.  The Federal Deposit Insurance Corporation (FDIC) provides unlimited insurance coverage of noninterest-bearing transaction accounts and coverage of up to $250,000 for interest bearing accounts per depositor per bank. The Company had no interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2011 and 2010.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms.  The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Trade accounts receivable passed due by more than 90 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer.  Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received.  At December 31, 2011 and 2010, the Company had no trade accounts receivable.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Maintenance and repair costs, which do not significantly extend the useful lives of the respective assets, are charged to operating expenses as incurred.  The Company uses the straight-line method of depreciation for its property and equipment based on the estimated useful lives of the assets, generally three to five years.  At December 31, 2011 and 2010 the Company had no property equipment.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition, which requires 1) evidence of an agreement, 2) delivery of the product or services, 3) at a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

Fair value of financial instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of the Company’s current assets and current liabilities approximates their carrying amount due to their readily available nature and short maturity.  The Company’s cash is not held for trading purposes.

Impairment of Long-Lived Assets

The Company periodically evaluates, using projected undiscounted cash flows, the carrying value of its long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In addition, long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell.  During the years ended December 31, 2011 and 2010, the Company did not identify any asset impairment charges.

Fair value measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires certain disclosures about fair value measurements.  In general, fair values of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the financial statements.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position.  Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which those changes in judgment occur.  The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision.

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC Topic 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options and warrants of which the Company had none at December 31, 2011 and 2010.

Stock Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant date fair value estimated in accordance with ASC Topic 718, Compensation-Stock Compensation.  Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award's estimated lives for fixed awards with ratable vesting provisions.  The Company recognized no stock based compensation during the years ended December 31, 2011 and 2010.

Use of Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities.  We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital Resources

We are a development stage company and have not achieved any revenues as a result of our current business operations.  Since our inception, we have not attained a level of operations that allows us to meet its current overhead.  We do not contemplate attaining profitable operations until we execute plans to grow our manufacture and sales operations. Nevertheless, there can be no assurance that management will be able to successfully implement such plans and if executed, there can be no assurance that operating levels sufficient to sustain profitability can ever be achieved.  We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses in order to execute plans for future operations, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of December 31, 2011, the Company’s cash balance was $1,511,338 and we had liabilities totaling 1,531,603, which include approximately $1,511,250 of related party customer deposits.  At December 31, 2011 the Company’s working capital deficit was $17,515.

Since the change in control that occurred in January 2011, BAI, the Company’s majority shareholder, has advanced funds on behalf of the Company to satisfy current legal, accounting and administrative obligations.  In December 2011, these advances were converted into 5,000,000 shares of the Company’s Series A Preferred Stock.

The Company will need to raise additional capital to commence and sustain operations until such time as the Company can fully implement its plan of future operation and achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current shareholders may need to contribute additional funds to sustain operations.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

For the year ended December 31, 2011 the Company had no revenues, compared to $4,500 in revenues for the year ended December 31, 2010.  The revenues in 2010 were derived from our previous business operations relating to unclaimed property location services.

For the year ended December 31, 2011, the Company had operating expenses totaling $215,015 compared to $14,289 for the same period in 2010, an increase of $200,726.  This change is a result of $198,226 in general and administrative costs associated with the Company’s development and maintenance of management software, costs associated with the Company’s plans to conduct operations manufacturing and selling Bonamour products as described above, costs associated with the Company’s efforts to comply with its reporting obligations under the Exchange Act as well as $2,500 in amortization expense.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan W. Halsey, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2011, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2011 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect thetransactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparationof financial statements in accordance with GAAP, and that receipts and expenditures of theCompany are being made only in accordance with authorizations of management and directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorizedacquisition, use or disposition of the Company’s assets that could have a material effect on thefinancial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2011, our internal controls over financial reporting are effective and there are no material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals currently serve or have served during the fiscal year ended December 31, 2011 as directors and/or executive officers of our Company.  All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.  The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Executive Officer and Director	Age	Date of Appointment	Position(s) Held
Nathan W. Halsey	35	January 20, 2011	Director, President, Chief Executive Officer and Secretary
Kevin B. Halter, Jr	51	December 9, 2010	Former Director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

           Mr. Halsey was appointed as the sole member of the Board of Directors pursuant to the terms of the BAI Acquisition. Subsequently, Mr. Halsey was appointed by the Board of Directors to serve as President, Chief Executive Officer, and Secretary of the Company, effective January 27, 2011. There are no other arrangements or understandings between our sole director and executive officer and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current Board of Directors.  There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

The following is a brief account of the business experience during at least the past five years of the current and former directors and executive officers of the Company identified above.

Nathan W. Halsey - President, Chief Executive Officer, Secretary and Director

On January 20, 2011, Mr. Halsey was appointed to serve as a director of the Company replacing Kevin B.  Halter, Jr. upon his resignation as the sole director of the Company.  Subsequently, Mr. Halsey was appointed to serve as our President, Chief Executive Officer and Secretary effective January 27, 2011. Mr. Halsey is also the sole Manager, Chief Executive Officer and President of Bon Amour International, LLC, our principal shareholder. Mr. Halsey began his career as a management and strategy consultant for Ernst & Young, LLP. In this capacity, Mr. Halsey provided transformation advisory services to telecommunications companies. Mr. Halsey’s clients included businesses that ranged in size from start‐ups to Fortune 500 companies such as AT&T. In 2003, Mr. Halsey founded NWH Management, LLC, a holding and investment company with a focus on energy exploration and commercial real estate development. Between 2003 and 2008, Mr. Halsey oversaw the launch of three start-up portfolio companies, managed over $150 million in investments in energy exploration, commercial real estate development, and private equity participation in early stage technology companies. In 2009, Nathan became sole Manager, Chief Executive Officer and President of Bon Amour International, LLC, a NWH Management, LLC portfolio company. In May 2010, Nathan oversaw the opening of the Bonamour Asia regional headquarters office in Hong Kong. In its first four months of operations, Bonamour Asia expanded from Hong Kong to Singapore, Malaysia, and Indonesia.

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

Compliance with Section 16(a) of the Exchange Act

 Section 16(a) of the Exchange Act requires each person who is a director or officer of Bonamour or beneficial owner of more than 10% of any class of any of our equity securities registered pursuant to Section 12 of the Exchange Act to file statements on Forms 3, 4 and 5 with the SEC to report transactions and holdings in and of any registered or unregistered class of any of our equity securities beneficially owned by such person.

To our knowledge (based solely upon a review of any Forms 3 and 4 furnished to us under Rule 16a-3(e) during our most recently concluded fiscal year, any Forms 5 furnished to us with respect to such fiscal year and any applicable written representations), no person who was subject to Section 16 at any time during such fiscal year failed to file on a timely basis, as disclosed in such Forms, reports required by Section 16(a) during such fiscal year or prior fiscal years, except as otherwise disclosed herein.

Each of Halter Capital Corporation, a former direct beneficial owner of more than 10% of our common stock, Kevin B. Halter, Sr., a former indirect beneficial owner of more than 10% of our common stock, and Kevin B. Halter, Jr., a former director and officer of Bonamour and indirect beneficial owner of more than 10% of our common stock, failed to file a Form 4 to report (before the end of the second business day following) the sale on January 6, 2011 by Halter Capital of 1,255,000 shares of our common stock at approximately $0.2948 per share.  Although the Form 4 filed January 7, 2011 by Mr. Halter was intended to report the sale, the Form 4 inadvertently reported the sale price as $0.298 per share and the shares sold as directly beneficially owned by Mr. Halter.

Each of Bon Amour International, LLC, a direct beneficial owner of more than 10% of our common stock, and Nathan Halsey, the sole director and officer of Bonamour and an indirect beneficial owner of more than 10% of our common stock, failed to file a Form 3 to report (within ten days after) becoming such beneficial owner as a result of the purchase on January 6, 2011 by Bon Amour International of 1,350,000 shares of our common stock.  Each such reporting person filed the required Form 3 on March 7, 2011.  Although the Form 3 filed March 7, 2011 by Mr. Halsey (to report his holdings as of becoming such beneficial owner on January 6, 2011) reported that Mr. Halsey was a director and the President, CEO and Secretary of Bonamour, Mr. Halsey was not appointed as a director until January 20, 2011 and was not appointed as the President, CEO and Secretary until January 27, 2011.

Each of Bon Amour International and Mr. Halsey failed to file a Form 4 to report (before the end of the second business day following) the purchase on December 31, 2011 by Bon Amour International of 5,000,000 shares of our Series A Preferred Stock at $0.042 per share.  Each such reporting person filed the required Form 4 on March 22, 2012.

Code of Ethics for Financial Executives

The Company has adopted a Financial Code of Ethics applicable to our directors, officers and employees. A copy of the Company’s Financial Code of Ethics is attached as Exhibit 14.2 to the Company’s Registration Statement on Form 10 filed on April 22, 2008.  The Company will provide a copy of this policy free of charge upon written request to Nathan W. Halsey, President, Bonamour, Inc., 5190 N. Central Expressway, Suite 900, Dallas, Texas 75206-5141.

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

ITEM 11.                      EXECUTIVE COMPENSATION

None of our executive officers have received compensation for services rendered in any capacity on behalf of the Company during the years ended December 31, 2011 and 2010.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of March 20, 2012, of each class of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, each of our directors and executive officers; and all of our directors and executive officers as a group.   The information presented below regarding beneficial ownership of our securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.  This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Except as otherwise listed below, the address of each person is c/o Bonamour, Inc., 5190 N. Central Expressway, Suite 900, Dallas, Texas 75206-5141. Except as set forth below, applicable percentages are based upon 199,500,000 shares of Common Stock and 5,000,000 shares of our Series A Preferred Stock outstanding as of March 20, 2012.

Title of Class	Name of Beneficial Owner	Beneficial Ownership
		Shares	Percentage
Common	Nathan Halsey President, Chief Executive Officer, Secretary and Director	179,550,000(1)	90.0%
Series A Preferred	Nathan Halsey President, Chief Executive Officer, Secretary and Director	5,000,000(1)	100.0%
Common	Kevin B. Halter, Jr. Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director 22 Stonebriar Way Frisco, Texas 75034	9,775,500	4.9%
Common	Bon Amour International, LLC	179,550,000	90.0%
Series A Preferred	Bon Amour International, LLC	5,000,000	100.00%
Common	All Current Officers and Directors as a group (1 person – Does not include Former Directors/Officers)	179,550,000	90.0%
Series A Preferred	All Current Officers and Directors as a group (1 person – Does not include Former Directors/Officers)	5,000,000	100.0%

(1) By virtue of his position as the sole Manager, Chief Executive Officer and President of Bon Amour International, LLC, Mr. Halsey may be deemed to beneficially own the 179,550,000 shares of the Company's Common Stock and 5,000,000 shares of the Company’s Series A Preferred Stock beneficially owned by Bon Amour International, LLC. Mr. Halsey disclaims beneficial ownership of these shares.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On December 29, 2010, the Company entered into a Stock Purchase Agreement by and among the Company, certain shareholders of the Company and BAI, pursuant to which BAI acquired 95,000 shares of Company common stock for cash consideration of $5,000.  Subsequently, on December 30, 2010, the Company also entered into a Stock Purchase Agreement by and among the Company, Halter Capital and BAI, pursuant to which BAI acquired 1,255,000 shares of Company common stock (representing approximately 83.6% of our issued and outstanding common stock) from Halter Capital for cash consideration of $370,000.  The foregoing stock purchase transactions (the “BAI Acquisition”) both closed on January 6, 2011, and resulted in a change of control of the Company as BAI acquired 90% of the then outstanding common stock of the Company. Upon the completion of the BAI Acquisition, Kevin B. Halter, Jr., the Company’s sole officer and director at the time thereof, resigned and appointed Nathan W. Halsey as the new sole director of the Company. Mr. Halsey was then appointed as the Company’s President, Chief Executive Officer, and Secretary effective January 27, 2011.

Effective December 31, 2011, we issued 5,000,000 shares of Preferred Stock to BAI, our majority stockholder, in cancelation of $210,000 in loans advanced by BAI to us.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred aggregate fees and expenses of $4,115 for fiscal 2011 for services rendered by Turner Stone & Company, LLP for the review of our 2011 financial statements.

We incurred aggregate fees and expenses of $4,000 for fiscal 2011 for services rendered by Rich Baker Berman & Company for the review of our 2011 financial statements.

In 2011, Silberstein Ungar, PLLC billed the Company $5,000 for services rendered for the audit of our financial statements for the year ended December 31, 2010.

In 2010, Silberstein Ungar, PLLC billed the Company $10,550 for professional services rendered for the annual audit for the year ended December 31, 2009 and the quarterly review of the Company's financial statements for 2010.

Audit-Related Fees

We incurred no fees or expenses for the 2011 fiscal year for professional services rendered by Turner Stone & Company, LLP, other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

We incurred no fees or expenses for the 2011 fiscal year for professional services rendered by Rich Baker Berman & Company, other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

We incurred no fees or expenses for the 2010 fiscal year for professional services rendered by Silberstein Ungar, PLLC other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

We incurred no fees or expenses for the 2011 fiscal year for professional services rendered by Turner Stone & Company, LLP for tax compliance, tax advice, or tax planning.

We incurred no fees or expenses for the 2011 fiscal year for professional services rendered by Rich Baker Berman & Company for tax compliance, tax advice, or tax planning.

We incurred no fees or expenses for the 2010 fiscal year for professional services rendered by Silberstein Ungar, PLLC for tax compliance, tax advice, or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2011 fiscal year for any other products or professional services rendered by Turner Stone & Company, LLP other than as described above.

We incurred no other fees or expenses for the 2011 fiscal year for any other products or professional services rendered by Rich Baker Berman & Company other than as described above.

We incurred no other fees or expenses for the 2010 fiscal year for any other products or professional services rendered by Silberstein Ungar, PLLC other than as described above.

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

3.2
Articles of Amendment to the Articles of Incorporation of Ventura Assets Limited effective March 9, 2011 (incorporated by reference to Exhibit 3.2 of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2011).

3.3
Articles of Amendment to the Articles of Incorporation of Ventura Assets Limited effective November 20, 2011(incorporated by reference to Ex. 3.3 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 (the ‘September 2011 Q”).

3.4	Certificate of Designation of Series A Preferred Stock of Bonamour, Inc. dated effective November 20, 2011 (incorporated by reference to Exhibit.3.4 of the September 2011 Q).
3.5	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10 filed with the Commission on April 22, 2008).

10.1
Stock Purchase Agreement by and among Hasmik Yaghobyan and Osheen Haghanazarian., Halter Capital Corporation and Ventura Assets Limited dated December 9, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2010). (1)

10.2
Stock Purchase Agreement dated December 30, 2010 by and among Ventura Assets Limited, Halter Capital Corporation and Bon Amour International, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2011). (1)

10.3	Trademark License Agreement by and between Bonamour, Inc. and Bonamour International, LLC dated March 20, 2012*
10.4	Assignment of Trademark Rights between Bonamour International, LLC and Bonamour, Inc. dated March 20, 2012*
14.1	Ventura Assets Limited Financial Code of Ethics Bylaws (incorporated by reference to Exhibit 14.2 of the Company’s Registration Statement on Form 10 filed with the Commission on April 22, 2008).
23.1	Consent of Silberstein Ungar, PLLC*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
* Filed herewith.
(1) Signifies a management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 6, 2012	BONAMOUR, INC.

	By:	/s/ Nathan Halsey
Nathan Halsey
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nathan Halsey Nathan Halsey	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 6, 2012

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com
Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bonamour, Inc.
(formerly known as Ventura Assets Limited)
Dallas, Texas

We have audited the accompanying balance sheet of Ventura Assets Limited (now “Bonamour, Inc. and the “Company”) as of December 31, 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and for the period from August 9, 2002 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ventura Assets Limited (now known as Bonamour, Inc.) as of December 31, 2010and the results of its operations and its cash flows for the year then ended and the period from August 9, 2002 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 16, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Bonamour, Inc.

We have audited the accompanying balance sheet of Bonamour, Inc. (the “Company”) (a corporation in the development stage) (the “Company”) as of December 31, 2011 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from inception of the development stage, August 9, 2002, through December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonamour, Inc. at December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 and for the period from inception of the development stage, August 9, 2002 through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses from operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Turner Stone & Company, LLP

Dallas, Texas
April 6, 2012

BONAMOUR, INC.
f/k/a VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2011	2010

ASSETS

Current Assets:
Cash	$1,511,338	$-
Prepaid expense	2,750	-

Total current assets	1,514,088	-

Other Assets:
Software development costs, net of amortization of $2,500	12,500	-

Total other assets	12,500	-

Total assets	$1,526,588	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Customer deposit-related party	$1,511,250	$-
Accounts payable	20,353	-

Total current liabilities	1,531,603	-

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - no par value; 25,000,000 shares authorized;
5,000,000 shares issued and outstanding	210,000	-
Common stock - no par value; 500,000,000 shares authorized;
199,500,000 shares issued and outstanding	15,000	15,000
Additional paid in capital	32,756	32,756
Deficit accumulated during development stage	(262,771)	(47,756)

Total stockholders' deficit	(5,015)	-

Total liabilities and stockholders' deficit	$1,526,588	$-

The accompanying footnotes are an integral part of thses financial statements.

BONAMOUR, INC.
f/k/a VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
FOR THE PERIOD FROM INCEPTION (AUGUST 9, 2002) THROUGH DECEMBER 31, 2011

	Years Ended		From Inception
	December 31,		through
	2011	2010	December 31, 2011

Revenues, net	$-	$4,500	$4,500

Operating expenses:
Selling, general and administration	212,515	14,289	264,771
Amortization expense	2,500	-	2,500

Total operating expenses	215,015	14,289	267,271

Loss before taxes	(215,015)	(9,789)	(262,771)

Provision for income taxes	-	-	-

Net loss	$(215,015)	$(9,789)	$(262,771)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	199,500,000	199,500,000

The accompanying footnotes are an integral part of thses financial statements.

BONAMOUR, INC.
f/k/a VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR PERIOD FROM INCEPTION (AUGUST 9, 2002) THROUGH DECEMBER 31, 2011

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance, August 9, 2002 (inception)	-	$-	-	$-	$-	$-	$-

Shares issued to founders	-	-	199,500,000	15,000	-	-	15,000
Net loss	-	-	-	-	-	(43)	(43)

Balance, December 31, 2002	-	-	199,500,000	15,000	-	(43)	14,957

Net loss	-	-	-	-	-	(14,954)	(14,954)

Balance, December 31, 2003	-	-	199,500,000	15,000	-	(14,997)	3

Net loss	-	-	-	-	-	-	-

Balance, December 31, 2004	-	-	199,500,000	15,000	-	(14,997)	3

Net loss	-	-	-	-	-	(57)	(57)

Balance, December 31, 2005	-	-	199,500,000	15,000	-	(15,054)	(54)

Net loss	-	-	-	-	-	(45)	(45)

Balance, December 31, 2006	-	-	199,500,000	15,000	-	(15,099)	(99)

Net income	-	-	-	-	-	2	2

Balance, December 31, 2007	-	-	199,500,000	15,000	-	(15,097)	(97)

Net loss	-	-	-	-	-	(6,170)	(6,170)

Balance, December 31, 2008	-	-	199,500,000	15,000	-	(21,267)	(6,267)

Net loss	-	-	-	-	-	(16,700)	(16,700)

Balance, December 31, 2009	-	-	199,500,000	15,000	-	(37,967)	(22,967)

Forgiveness of debt-related party	-	-	-	-	32,756	-	32,756
Net loss	-	-	-	-	-	(9,789)	(9,789)

Balance, December 31, 2010	-	-	199,500,000	15,000	32,756	(47,756)	-

Issuance of preferred stock in
exchange for debt	5,000,000	210,000	-	-	-	-	210,000
Net loss	-	-	-	-	-	(215,015)	(215,015)

Balance, December 31, 2011	5,000,000	$210,000	199,500,000	$15,000	$32,756	$(262,771)	$(5,015)

The accompanying footnotes are an integral part of thses financial statements.

BONAMOUR, INC.
f/k/a VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
FOR THE PERIOD FROM INCEPTION (AUGUST 9, 2002) THROUGH DECEMBER 31, 2011

	Years Ended		From Inception
	December 31,		through
	2011	2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(215,015)	$(9,789)	$(262,771)
Adjustments to reconcile net loss to net cash flows
provided by (used in) operating activities:
Amortization of software development costs	2,500	-	2,500
Increase in prepaid expense	(2,750)	-	(2,750)
Increase in customer deposit-related party	1,511,250	-	1,511,250
Increase in accounts payable	20,353	(8,450)	20,353

Net cash flows provided by (used in) operating activities	1,316,338	(18,239)	1,268,582

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	(15,000)	-	(15,000)

Net cash flows used in investing activities	(15,000)	-	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,000
Proceeds from related party loan	210,000	18,136	242,756
			-

Net cash flows provided by financing activities	210,000	18,136	257,756

Increase (decrease) in cash	1,511,338	(103)	1,511,338
Cash, beginning of period	-	103	-
Cash, end of period	$1,511,338	$-	$1,511,338

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of preferred stock in exchange for debt	$210,000	$-	$210,000

The accompanying footnotes are an integral part of thses financial statements.

BONAMOUR, INC.
f/k/a VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND BUSINESS

Bonamour, Inc., f/k/a Ventura Assets Limited (the “Bonamour” and “Company”) was incorporated under the laws of Colorado on August 9, 2002.  Effective as of November 20, 2011, the Company amended its Articles of Incorporation to change its name from Ventura Assets Limited to Bonamour, Inc.

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

With the approval of the Company's Board of Directors and a majority of its shareholders, the Company filed Articles of Amendment to its Articles of Incorporation effective November 20, 2011 (the "November 2011 Amendment") wherein it modified the terms upon which the Board of Directors may designate a class or series of preferred stock.

With the approval of the Company's Board of Directors and a majority of its shareholders, the Company filed Articles of Amendment to its Articles of Incorporation effective March 9, 2011 (the "March 2011 Amendment").  The March 2011 Amendment effected a change in the Company’s capital structure and authorized shareholder action by less than unanimous consent without a meeting.  Prior to the March 2011 Amendment, the Company was authorized to issue 100,000,000 shares of common stock, without par value ("Common Stock").  The March 2011 Amendment authorized the Company to issue 500,000,000 shares of Common Stock.

On March 10, 2011 the Company executed a 133 for 1 forward split of its issued and outstanding Common Stock affected in the form of a stock dividend.  As a result of the forward split, the Company issued 198,000,000 additional shares to its shareholders of record on March 10, 2011.  All references herein to share information have been retroactively applied unless otherwise stated.  See NOTE E—CAPITAL STOCK.

On December 30, 2010, the Company entered into a Stock Purchase Agreement (the “December 2010 SPA”) with Halter Capital Corporation (“Halter Capital”) and Bon Amour International, LLC, a Texas limited liability corporation (“BAI”), pursuant to which BAI acquired 1,255,000 shares of the Company’s common stock (representing approximately 83.7% of its then issued and outstanding common stock) from Halter Capital for cash consideration of $370,000 (“Bonamour Acquisition”).  The December 2010 SPA transaction closed on January 6, 2011, and resulted in a change of control of the Company.

Under the terms of the December 2010 SPA, Mr. Halter, the sole director of the Company in office immediately prior to the closing, resigned as the sole director of and from all officer positions held with the Company, effective January 20, 2011.  Mr. Nathan Halsey was appointed to serve on the Company’s Board of Directors effective January 20, 2011.  Mr. Halsey subsequently appointed himself President, Chief Executive Officer and Secretary of the Company effective January 27, 2011.

BONAMOUR, INC.
f/k/a VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

We are a developer, distributor and reseller of health and beauty products and originator of the “mind-body” system, a line of skincare products that we have developed and nutraceutical products we are developing to help people “live their best life.”  Our products are currently sold under the “Bonamour” name, and while we intend to continue to develop and expand our line of BonamourTM-branded mind-body products, we may in the future sell our products under different labels, or serve as a reseller or distributor of health and beauty products for third party brands.

Since the completion of the Bonamour Acquisition in early 2011, we have been developing our Bonamour-branded skincare products and anticipate delivery of our first shipment in March or April of 2012.  Our current focus is on the Asian beauty and wellness market, which we believe has tremendous opportunities for expansion and growth.  While our objectives include branching out to other markets and developing a wider customer base, currently our sole customer is BAI, a multi-level marketing company focused on developing a global platform for entrepreneurs, wellness professionals, and individuals, which seeks to develop a global lifestyle wellness brand.  BAI has the exclusive right to sell Bonamour-branded products throughout Asia, and is our largest shareholder, holding 90% of our Common Stock and 100% of our Series A Preferred stock.  BAI is controlled by Nathan Halsey, who also serves as our sole office and director.  However, BAI is a separate company from us, and we have no economic interest in BAI or its business or operations.

Our Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol "BONI."

Development Stage Activities

The Company is presently in the development stage with no significant revenues from operations.  Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those related to development stage activities and represent the cumulative from inception amounts from its development stage activities reported pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915-10-05, Development Stage Entities.

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, dependent upon the Company's ability, among other matters, to establish itself as a profitable business.  At December 31, 2011, the Company had an accumulated deficit of $262,771 and for the year ended December 31, 2011, the Company incurred losses of $215,015.

BONAMOUR, INC.
f/k/a VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.  The Federal Deposit Insurance Corporation (FDIC) provides unlimited insurance coverage of noninterest-bearing transaction accounts and coverage of up to $250,000 for interest bearing accounts per depositor per bank. The Company had no interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2011 and 2010.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms.  The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Trade accounts receivable passed due by more than 90 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer.  Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received.  At December 31, 2011 and 2010, the Company had no trade accounts receivable.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Maintenance and repair costs, which do not significantly extend the useful lives of the respective assets, are charged to operating expenses as incurred.  The Company uses the straight-line method of depreciation for its property and equipment based on the estimated useful lives of the assets, generally three to five years.  At December 31, 2011 and 2010 the Company had no property equipment.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition, which requires 1) evidence of an agreement, 2) delivery of the product or services, 3) at a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

BONAMOUR, INC.
f/k/a VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Fair value of financial instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of the Company’s current assets and current liabilities approximates their carrying amount due to their readily available nature and short maturity.  The Company’s cash is not held for trading purposes.

Impairment of Long-Lived Assets

The Company periodically evaluates, using projected undiscounted cash flows, the carrying value of its long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In addition, long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell.  During the years ended December 31, 2011 and 2010, the Company did not identify any asset impairment charges.

Fair value measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires certain disclosures about fair value measurements.  In general, fair values of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the financial statements.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position.  Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which those changes in judgment occur.  The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision.

BONAMOUR, INC.
f/k/a VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC Topic 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options and warrants of which the Company had none at December 31, 2011 and 2010.

Stock Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant date fair value estimated in accordance with ASC Topic 718, Compensation-Stock Compensation.  Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award's estimated lives for fixed awards with ratable vesting provisions.  The Company recognized no stock based compensation during the years ended December 31, 2011 and 2010.

Use of Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities.  We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued and Newly Adopted Accounting Pronouncements

During the year ended December 31, 2011 and through March 29, 2012, there were several new accounting pronouncements issued by the FASB, the most recent of which was Accounting Standards Update 2011-12.  Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE C – CUSTOMER DEPOSIT

On December 28, 2011, the Company accepted a purchase order fromBAI  pursuant to which the Company will deliver certain Bonamour branded products to BAI for consumer resale by BAI in Asia.  The payment terms called for an advance payment of $1,511,250.  The payment was received on December 30, 2011 and recorded as customer deposit-related party on the Company’s financial statements.

BONAMOUR, INC.
f/k/a VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE D – RELATED PARTIES

During the year ended December 31, 2011, BAI advanced the Company $164,195 in the form of direct payments to certain vendors to the Company and $44,305 in payment of travel expenses to Nathan Halsey, the Company’s sole officer and director and an indirect shareholder.  In January 2011, Mr. Halsey advanced the Company $1,500 to pay certain operating costs, which amount was assumed by BAI in December 2011.  On December 31, 2011 the Company entered into a Series A Preferred Stock Purchase Agreement (the ‘Stock Purchase Agreement”) with BAI.  Pursuant to the Stock Purchase Agreement, the Company issued 5,000,000 shares of its Series A Preferred to BAI in exchange for and as consideration for cancellation of the above described obligations to BAI totaling $210,000.

During the year ended December 31, 2010, Ms. Hasmik Yaghobyan, former sole officer and director, advanced the Company $18,136.  From Inception (August 9, 2002) to December 31, 2010, Ms. Yaghobyan advanced the Company $32,756.  In November 2010, Ms. Yaghobyan forgave the $32,756.  At December 31, 2010 there was no related party debt.

NOTE E – CAPITAL STOCK

At December 31, 2011, the Company had 500,000,000 authorized shares of Common Stock with a no par value and 25,000,000 authorized shares of Preferred Stock with no par value.

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

Preferred Stock

Effective as of November 20, 2011, the Board of Directors designated 10,000,000 shares of authorized preferred stock of the Company as Series A Preferred Stock.  Each holder of the Series A Preferred Stock is entitled to 20 votes for each share of Series A Preferred Stock held on any matter submitted to shareholders.  Shares of Series A Preferred Stock rank pari passu with the Company’s Common Stock with respect to dividends and any liquidation, winding up or dissolution of the Company.  On December 31, 2011, the Company issued 5,000,000 shares of its Series A Preferred Stock to BAI (see NOTE D—RELATED PARTIES for details).

At December 31, 2011, the Company had 5,000,000 shares of its Preferred Stock issued and outstanding.  The Company is authorized to issue up to 25,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors.  Accordingly, the Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock.  In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  If the Company issues shares of Preferred Stock and it is subsequently liquidated or dissolved, the preferred shareholders may have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

BONAMOUR, INC.
f/k/a VENTURA ASSETS LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE F – INCOME TAXES

The Company had federal net operating tax loss carry-forward of approximately $225,000 as of December 31, 2011.  The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2030.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 35% is as follows:

	Years Ended December 31,
	2011	2010

Expected income tax benefit at statutory rate of 35%	$(75,255)	$(3,426)
Other	-0-	-0-
Change in valuation account	75,255	3,426
Income tax expense (benefit)	$-0-	$-0-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes.  Temporary differences, which give rise to a net deferred tax asset, are as follows:

	December 31,
	2011	2010
Deferred Tax Assets:

Tax benefit of net operating loss carry-forward	$79,000	$3,400
Amortization	(3,000)	-0-
Less: valuation allowance	(76,000)	(3,400)
Net deferred tax asset	$-0-	$-0-

In 2011 the deferred tax valuation allowance increased by approximately $73,000, while in 2010 the deferred tax valuation allowance increased approximately $3,000.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.  As of December 31, 2011 and 2010, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended December 31, 2011 and 2010, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

NOTE G – COMMITMENTS AND CONTINGENCIES

Since December 30, 2010, the Company has been using office space provided by its majority shareholder without charge.