Form 10-Q
period 2012-03-31
BONAMOUR, INC.
filed 2012-05-15
CIK 1421871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-53186

BONAMOUR, INC.
(Exact name of registrant as specified in its charter)

Colorado	37-1441050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5190 N. Central Expressway, Suite 900, Dallas, Texas	75206-5141
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of May 9, 2012 was 199,500,000.

TABLE OF CONTENTS

		Page

PART I –FINANCIAL INFORMATION		1
ITEM 1.	FINANCIAL STATEMENTS	1
	Condensed Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011 (Audited)	1
	Condensed Statements of Operations for the Three Months Ended March 31, 2012 and 2011 and for the Period from Inception August 9, 2002 (Inception) through March 31, 2012 (Inception)	2
	Statement of Stockholders’ Deficit For the Period From August 9, 2002 (Inception) through March 31, 2012 (Unaudited)	3
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and for the Period from Inception (August 9, 2002) through March 31, 2012 (Unaudited)	4
	Notes to Condensed Financial Statements	5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9
ITEM 4.	CONTROLS AND PROCEDURES	9

PART II – OTHER INFORMATION		10
ITEM 1.	LEGAL PROCEEDINGS	10
ITEM 1A.	RISK FACTORS	10
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	10
ITEM 4.	MINE SAFETY DISCLOSURES	10
ITEM 5.	OTHER INFORMATION	10
ITEM 6.	EXHIBITS	10

SIGNATURES		10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BONAMOUR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash	$1,478,651	$1,511,338
Amount due from related party	33,381	-
Prepaid expense	1,375	2,750

Total current assets	1,513,407	1,514,088

Other Assets:
Software development costs, net of amortization
of $3,750 and $2,500, respectively	11,250	12,500

Total other assets	11,250	12,500

Total assets	$1,524,657	$1,526,588

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Customer deposit-related party	$1,511,250	$1,511,250
Accounts payable	57,384	20,353

Total current liabilities	1,568,634	1,531,603

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - no par value; 25,000,000 shares authorized;
5,000,000 shares issued and outstanding	210,000	210,000
Common stock - no par value; 500,000,000 shares authorized;
199,500,000 shares issued and outstanding	15,000	15,000
Additional paid in capital	32,756	32,756
Deficit accumulated during development stage	(301,733)	(262,771)

Total stockholders' deficit	(43,977)	(5,015)

Total liabilities and stockholders' deficit	$1,524,657	$1,526,588

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND
FOR THE PERIOD FROM AUGUST 9, 2002 (INCEPTION) THROUGH MARCH 31, 2012
(UNAUDITED)

			August 9, 2002
			(Inception)
	Three Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012

Revenues, net	$-	$-	$4,500

Operating expenses:
Selling, general and administration	37,712	73,429	302,483
Amortization expense	1,250	-	3,750

Total operating expenses	38,962	73,429	306,233

Loss before taxes	(38,962)	(73,429)	(301,733)

Provision for income taxes	-	-	-

Net loss	$(38,962)	$(73,429)	$(301,733)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	199,500,000	199,500,000

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR PERIOD FROM AUGUST 9, 2002 (INCEPTION) THROUGH MARCH 31, 2012
UNAUDITED

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance, August 9, 2002 (inception)	-	$-	-	$-	$-	$-	$-

Shares issued to founders	-	-	199,500,000	15,000	-	-	15,000
Net loss	-	-	-	-	-	(43)	(43)

Balance, December 31, 2002	-	-	199,500,000	15,000	-	(43)	14,957

Net loss	-	-	-	-	-	(14,954)	(14,954)

Balance, December 31, 2003	-	-	199,500,000	15,000	-	(14,997)	3

Net loss	-	-	-	-	-	-	-

Balance, December 31, 2004	-	-	199,500,000	15,000	-	(14,997)	3

Net loss	-	-	-	-	-	(57)	(57)

Balance, December 31, 2005	-	-	199,500,000	15,000	-	(15,054)	(54)

Net loss	-	-	-	-	-	(45)	(45)

Balance, December 31, 2006	-	-	199,500,000	15,000	-	(15,099)	(99)

Net income	-	-	-	-	-	2	2

Balance, December 31, 2007	-	-	199,500,000	15,000	-	(15,097)	(97)

Net loss	-	-	-	-	-	(6,170)	(6,170)

Balance, December 31, 2008	-	-	199,500,000	15,000	-	(21,267)	(6,267)

Net loss	-	-	-	-	-	(16,700)	(16,700)

Balance, December 31, 2009	-	-	199,500,000	15,000	-	(37,967)	(22,967)

Forgiveness of debt-related party	-	-	-	-	32,756	-	32,756
Net loss	-	-	-	-	-	(9,789)	(9,789)

Balance, December 31, 2010	-	-	199,500,000	15,000	32,756	(47,756)	-

Issuance of preferred stock in
exchange for debt	5,000,000	210,000	-	-	-	-	210,000
Net loss	-	-	-	-	-	(215,015)	(215,015)

Balance, December 31, 2011	5,000,000	210,000	199,500,000	15,000	32,756	(262,771)	(5,015)

Net loss	-	-	-	-	-	(38,962)	(38,962)

Balance, March 31, 2012	5,000,000	$210,000	199,500,000	$15,000	$32,756	$(301,733)	$(43,977)

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND
FOR THE PERIOD FROM AUGUST 9, 2002 (INCEPTION) THROUGH MARCH 31, 2012
UNAUDITED

			August 9, 2002
			(Inception)
	Three Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,962)	$(73,429)	$(301,733)
Adjustments to reconcile net loss to net cash flows
provided by (used in) operating activities:
Amortization of software development costs	1,250	-	3,750
Change in operating assets and liabilities:
Prepaid expense	1,375	(9,500)	(1,375)
Customer deposit-related party	-	-	1,511,250
Accounts payable	37,031	20,719	57,384

Net cash flows provided by (used in) operating activities	694	(62,210)	1,269,276

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	-	(5,000)	(15,000)
Amount due from related party	(33,381)	-	(33,381)

Net cash flows used in investing activities	(33,381)	(5,000)	(48,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,000
Proceeds from related party loan	-	67,210	242,756
			-

Net cash flows provided by financing activities	-	67,210	257,756

Increase (decrease) in cash	(32,687)	-	1,478,651
Cash, beginning of period	1,511,338	-	-
Cash, end of period	$1,478,651	$-	$1,478,651

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of preferred stock in exchange for debt	$-	$-	$210,000

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2011 audited financial statements of the Bonamour, Inc. (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended March 31, 2012 and 2011.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2011 included in our Form 10K, filed with the Securities Exchange Commission on April 12, 2012. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE B -- GOING CONCERN

The financial statements of the Company have been prepared in conformity with GAAP, and assume that the Company will continue as a going concern.  The Company expects to incur losses as it expands.  To date, the Company's cash flow requirements have been met through the sale of its common stock, cash advances from related parties, and established trade credit.  There is no assurance that additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE C – CUSTOMER DEPOSIT-RELATED PARTY

On December 28, 2011, the Company accepted a purchase order from Bon Amour International, LLC, the majority shareholder of the Company (“BAI”), pursuant to which the Company will deliver certain Bonamour branded products to BAI for consumer resale by BAI in Asia.  The payment terms called for an advance payment of $1,511,250.  The payment was received on December 30, 2011 and recorded as customer deposit-related party on the Company’s financial statements.

BONAMOUR, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE D – RELATED PARTIES

During the three months ended March 31, 2012, the Company advanced BAI $33,381.  BAI provides office space for the Company at no charge.  Management considers the Company's current office space arrangement adequate.

NOTE E – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2012 as a result of the losses recorded during the three months ended March 31, 2012 as well as additional losses expected for the remainder of 2012 as well as from generating net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of March 31, 2012, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

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

Overview

We are a developer, distributor and reseller of health and beauty products and originator of the “mind- body” system, a line of skincare products that we have developed and nutraceutical products we are developing to help people “live their best life.”  Our products are currently sold under the “Bonamour” name, and while we intend to continue to develop and expand our line of BonamourTM-branded mind-body products, we may in the future sell our products under different labels, or serve as a reseller or distributor of health and beauty products for third party brands.

Since early 2011, we have been developing our Bonamour-branded skincare products and anticipate delivery of our first shipment in July of 2012. Our current focus is on the Asian beauty and wellness market, which we believe has tremendous opportunities for expansion and growth.  While our objectives include branching out to other markets and developing a wider customer base, currently our sole customer is Bon Amour International, LLC (“BAI”), a multi-level marketing company focused on developing a global platform for entrepreneurs, wellness professionals, and individuals, which seeks to develop a global lifestyle wellness brand.  BAI has the exclusive right to sell Bonamour-branded products throughout Asia, and is our largest shareholder, holding approximately 73% of our voting stock.  BAI is controlled by Nathan Halsey, who also serves as our sole officer and director.  However, BAI is a separate company from us, and we have no economic interest in BAI or its business or operations.

Our principal office is located at 5190 North Central Expressway, Suite 900, Dallas, Texas and our telephone number is (214) 855-0808.  We are traded on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “BONI.”  We do not currently have a corporate website.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At March 31, 2012, the Company had an accumulated deficit of $301,733, and for the three months ended March 31, 2012, incurred net losses of $38,962.  Management expects that the Company will need to raise additional capital to commence and sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2012.

Liquidity and Capital Resources

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

As of March 31, 2012, the Company’s cash balance was $1,478,651 and we had liabilities totaling $1,568,634, which include $1,511,250 deposits made for the purchase of product by BAI for resale.  At March 31, 2012 the Company’s working capital deficit was $55,227.

Since the change in control that occurred in January 2011 in which BAI acquired 90% of the then outstanding common stock of the Company, BAI, who remains the Company’s majority shareholder, has advanced funds on behalf of the Company to satisfy current legal, accounting and administrative obligations.  In December 2011, certain of these advances were converted into 5,000,000 shares of the Company’s Series A Preferred Stock.

Management expects that the Company will need to raise additional capital to sustain operations until such time as the Company can fully implement its plans of operation and achieve profitability. The terms of financing that may be raised, if any, may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, our current shareholders may need to contribute additional funds to sustain operations.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and March 31, 2011

For the each of the three month periods ended March 31, 2012 and 2011, the Company had no revenue.  During the three months ended March 31, 2012, the Company had operating expenses totaling $38,962 compared to $73,429 for the same period in 2011, a decrease of $34,467.  This change is primarily a result of reduced travel expense.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan Halsey, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2012, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2012 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the quarter ended March 31, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

May 15, 2012	BONAMOUR, INC.

	By:	/s/ Nathan Halsey
Nathan Halsey
President, Chief Executive Officer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)