Form 10-Q
period 2012-06-30
BONAMOUR, INC.
filed 2012-08-10
CIK 1421871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-53186

BONAMOUR, INC.
(Exact name of registrant as specified in its charter)

Colorado	37-1441050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5910 N. Central Expressway, Suite 900, Dallas, Texas	75206-5141
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2012 was 199,500,000.

TABLE OF CONTENTS

		Page

PART I –FINANCIAL INFORMATION		1
ITEM 1.	FINANCIAL STATEMENTS	1
	Condensed Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011 (Audited)	1
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 and for the Period from August 9, 2002 (Inception) through June 30, 2012 (Unaudited)	2
	Statement of Stockholders’ Deficit For the Period From August 9, 2002 (Inception) through June 30, 2012 (Unaudited)	3
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and for the Period from August 9, 2002 (Inception) through June 30, 2012 (Unaudited)	4
	Notes to Condensed Financial Statements	5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9
ITEM 4.	CONTROLS AND PROCEDURES	9

PART II – OTHER INFORMATION		10
ITEM 1.	LEGAL PROCEEDINGS	10
ITEM 1A.	RISK FACTORS	10
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	10
ITEM 4.	MINE SAFETY DISCLOSURES	10
ITEM 5.	OTHER INFORMATION	10
ITEM 6.	EXHIBITS	10

SIGNATURES		10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BONAMOUR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash	$1,425,969	$1,511,338
Amount due from related party	35,021	-
Prepaid expense	-	2,750

Total current assets	1,460,990	1,514,088

Other Assets:
Software development costs, net of amortization
of $5,000 and $2,500, respectively	10,000	12,500

Total other assets	10,000	12,500

Total assets	$1,470,990	$1,526,588

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Customer deposit-related party	$1,511,250	$1,511,250
Accounts payable	32,713	20,353

Total current liabilities	1,543,963	1,531,603

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - no par value; 25,000,000 shares authorized;
5,000,000 shares issued and outstanding	210,000	210,000
Common stock - no par value; 500,000,000 shares authorized;
199,500,000 shares issued and outstanding	15,000	15,000
Additional paid in capital	32,756	32,756
Deficit accumulated during development stage	(330,729)	(262,771)

Total stockholders' deficit	(72,973)	(5,015)

Total liabilities and stockholders' deficit	$1,470,990	$1,526,588

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 AND
FOR THE PERIOD FROM AUGUST 9, 2002 (INCEPTION) THROUGH JUNE 30, 2012
(UNAUDITED)

					August 9, 2002
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		through
	2012	2011	2012	2011	June 30, 2012

Revenues, net	$-	$-	$-	$-	$4,500

Operating expenses:
Selling, general and administration	27,746	8,763	65,458	82,192	330,229
Amortization expense	1,250	-	2,500	-	5,000
Total operating expenses	28,996	8,763	67,958	82,192	335,229

Loss before taxes	(28,996)	(8,763)	(67,958)	(82,192)	(330,729)

Provision for income taxes	-	-	-	-	-

Net loss	$(28,996)	$(8,763)	$(67,958)	$(82,192)	$(330,729)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	199,500,000	199,500,000	199,500,000	199,500,000

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR PERIOD FROM AUGUST 9, 2002 (INCEPTION) THROUGH JUNE 30, 2012
UNAUDITED

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance, August 9, 2002 (inception)	-	$-	-	$-	$-	$-	$-

Shares issued to founders	-	-	199,500,000	15,000	-	-	15,000
Net loss	-	-	-	-	-	(43)	(43)

Balance, December 31, 2002	-	-	199,500,000	15,000	-	(43)	14,957
Net loss	-	-	-	-	-	(14,954)	(14,954)

Balance, December 31, 2003	-	-	199,500,000	15,000	-	(14,997)	3
Net loss	-	-	-	-	-	-	-

Balance, December 31, 2004	-	-	199,500,000	15,000	-	(14,997)	3
Net loss	-	-	-	-	-	(57)	(57)

Balance, December 31, 2005	-	-	199,500,000	15,000	-	(15,054)	(54)
Net loss	-	-	-	-	-	(45)	(45)

Balance, December 31, 2006	-	-	199,500,000	15,000	-	(15,099)	(99)
Net income	-	-	-	-	-	2	2

Balance, December 31, 2007	-	-	199,500,000	15,000	-	(15,097)	(97)
Net loss	-	-	-	-	-	(6,170)	(6,170)

Balance, December 31, 2008	-	-	199,500,000	15,000	-	(21,267)	(6,267)
Net loss	-	-	-	-	-	(16,700)	(16,700)

Balance, December 31, 2009	-	-	199,500,000	15,000	-	(37,967)	(22,967)
Forgiveness of debt-related party	-	-	-	-	32,756	-	32,756
Net loss	-	-	-	-	-	(9,789)	(9,789)

Balance, December 31, 2010	-	-	199,500,000	15,000	32,756	(47,756)	-
Issuance of preferred stock in
exchange for debt	5,000,000	210,000	-	-	-	-	210,000
Net loss	-	-	-	-	-	(215,015)	(215,015)

Balance, December 31, 2011	5,000,000	210,000	199,500,000	15,000	32,756	(262,771)	(5,015)
Net loss	-	-	-	-	-	(67,958)	(67,958)

Balance, June 30, 2012	5,000,000	$210,000	199,500,000	$15,000	$32,756	$(330,729)	$(72,973)

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 AND
FOR THE PERIOD FROM AUGUST 9, 2002 (INCEPTION) THROUGH JUNE 30, 2012
UNAUDITED

			August 9, 2002
	Six Months Ended		(Inception)
	June 30,		through
	2012	2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(67,958)	$(82,192)	$(330,729)
Adjustments to reconcile net loss to net cash flows
provided by (used in) operating activities:
Amortization of software development costs	2,500	-	5,000
Change in operating assets and liabilities:
Prepaid expense	2,750	-	-
Customer deposit-related party	-	-	1,511,250
Accounts payable	12,360	7,612	32,713

Net cash flows provided by (used in) operating activities	(50,348)	(74,580)	1,218,234

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	-	-	(15,000)
Amount due from related party	(35,021)	74,580	(35,021)

Net cash flows provided by (used in) investing activities	(35,021)	74,580	(50,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,000
Proceeds from related party loan	-	-	242,756
			-

Net cash flows provided by financing activities	-	-	257,756

Increase (decrease) in cash	(85,369)	-	1,425,969
Cash, beginning of period	1,511,338	-	-
Cash, end of period	$1,425,969	$-	$1,425,969

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$99	$-	$99

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of preferred stock in exchange for debt	$-	$-	$210,000

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2011 audited financial statements of Bonamour, Inc. (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the six month periods ended June 30, 2012 and 2011.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2011 included in our Form 10-K, filed with the Securities Exchange Commission on April 12, 2012. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

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

BONAMOUR, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE C – CUSTOMER DEPOSIT-RELATED PARTY

On December 28, 2011, the Company accepted a purchase order from Bon Amour International, LLC, the majority shareholder of the Company (“BAI”), pursuant to which the Company will deliver certain Bonamour branded products (the “Bonamour Trio”), to BAI for consumer resale by BAI in Asia.  The payment terms called for an advance payment of $1,511,250.  The payment was received on December 30, 2011 and recorded as customer deposit-related party on the Company’s financial statements.  Due to packaging issues the shipment of Bonamour Trio has been delayed by the Company’s manufacturer.  It  is now expected that shipments to BAI will begin in September 2012.

NOTE D – RELATED PARTIES

During the six months ended June 30, 2012, the Company advanced BAI $35,021.  The advance reflects payment by the Company to its stock transfer agent, for the transfer of shares by BAI to certain of its members, which occurred during both the first and second quarters of 2012. The payment of the stock transfer services has been booked as an advance to BAI, and was not memorialized in a written document.  The Company may demand repayment of the advance at any time.

In addition, BAI provides office space for the Company at no charge.  Management considers the Company's current office space arrangement adequate.

NOTE E – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2012 as a result of the losses recorded during the six months ended June 30, 2012 and net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of June 30, 2012, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

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

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors including, but not limited to, the risks and uncertainties discussed in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statement for any reason.

Overview

We are a developer, distributor and reseller of health and beauty products.  These products include the “mind- body” system which is a line of skincare products that we have developed and nutraceutical products we are developing to help people “live their best life.”  Our products will initially be sold under the “Bonamour” name, and while we intend to continue to develop and expand our line of BonamourTM-branded mind-body products, we may in the future sell our products under different labels, or serve as a reseller or distributor of health and beauty products for third party brands.

We have been developing our Bonamour-branded skincare products since early 2011, and received our first purchase order for products in late 2011.  We anticipate delivery of our first shipment will occur in September of 2012. Our current focus is on the Asian beauty and wellness market, which we believe has tremendous opportunities for expansion and growth.  While our objectives include branching out to other markets and developing a wider customer base, currently our sole customer is Bon Amour International, LLC (“BAI”), a multi-level marketing company focused on developing a global platform for entrepreneurs, wellness professionals, and individuals, which seeks to develop a global lifestyle wellness brand.  BAI has the exclusive right to sell Bonamour-branded products throughout Asia, and is our largest shareholder, holding approximately 72% of our issued and outstanding voting common stock and 100% of our issued and outstanding voting Series A Preferred Stock. BAI is controlled by Nathan Halsey, who also serves as our sole office and director.  However, BAI is a separate company from us, and we have no economic interest in BAI or its business or operations.

Our principal office is located at 5910 North Central Expressway, Suite 900, Dallas, Texas and our telephone number is (214) 855-0808.  We are traded on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “BONI.”  We do not currently have a corporate website.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At June 30, 2012, the Company had an accumulated deficit of $330,729, and for the six months ended June 30, 2012, incurred net losses of $67,958.  Management expects that the Company will need to raise additional capital to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

Liquidity and Capital Resources

Since our inception, we have not attained a level of operations that allows us to meet our current overhead.  We do not contemplate attaining profitable operations until we execute plans to grow our distribution and sales operations. Nevertheless, there can be no assurance that management will be able to successfully implement such plans and if executed, there can be no assurance that operating levels sufficient to sustain profitability can ever be achieved.  We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses in order to execute plans for future operations, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of June 30, 2012, the Company’s cash balance was $1,425,969 and we had liabilities totaling $1,543,963, which include $1,511,250 deposits made for the purchase of product by BAI.  At June 30, 2012 the Company’s working capital deficit was $82,973.

Since the Company underwent a change in control in January 2011, BAI, the Company’s majority shareholder, has advanced funds on behalf of the Company to satisfy current legal, accounting and administrative obligations.  In December 2011, these advances were converted into 5,000,000 shares of the Company’s Series A Preferred Stock.  During the first quarter of 2012, the Company advanced BAI $33,381.  This advance was made in repayment of stock transfer fees incurred by BAI upon its transfer of shares of the Company to certain of its members.  During the second quarter of 2012, the Company advanced BAI an additional $1,640 for the payment of additional stock transfer fees, bringing the total amount advanced to BAI to $35,021.  These advances were not memorialized in a written document and should be considered payable upon demand.

Management expects that the Company will need to raise additional capital through debt or equity financings in order sustain operations until such time as the Company can implement its plan of future operation and achieve profitability. The terms of financing of capital that may be raised, if any, may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, it may request that its current shareholders contribute additional funds to sustain operations.  The Company does not have any arrangements in place that would require any shareholder to advance additional shares to the Company.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and June 30, 2011

For the three months ended June 30, 2012 and 2011, the Company’s had no revenue.  For the three months ended June 30, 2012 and 2011, the Company had operating expenses totaling $28,996 compared to $8,763 for the same period in 2011, a decrease of $20,233.  This change is primarily a result of increased professional fees.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011

For the six months ended June 30, 2012 and 2011, the Company’s had no revenue.  For the six months ended June 30, 2012 and 2011, the Company had operating expenses totaling $67,958 compared to $82,192 for the same period in 2011, a decrease of $14,234.  This change is primarily a result of reduced travel expense partially offset by increased professional fees.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan Halsey, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2012, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2012 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

There are no unreported sales of unregistered securities during the quarter ended June 30, 2012.

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

August 10, 2012	BONAMOUR, INC.

	By:	/s/ Nathan Halsey
Nathan Halsey
President, Chief Executive Officer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)