Form 10-Q
period 2012-09-30
BONAMOUR, INC.
filed 2012-11-14
CIK 1421871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-53186

BONAMOUR, INC.
(Exact name of registrant as specified in its charter)

Colorado	37-1441050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5910 N. Central Expressway, Suite 900, Dallas, Texas	75206-5141
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of November 8, 2012 was 199,500,000.

TABLE OF CONTENTS

		Page

PART I –FINANCIAL INFORMATION		1
ITEM 1.	FINANCIAL STATEMENTS	1
	Condensed Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011 (Audited)	1
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 and for the Period from August 9, 2002 (Inception) through September 30, 2012 (Unaudited)	2
	Statement of Stockholders’ Deficit For the Period From August 9, 2002 (Inception) through September 30, 2012 (Unaudited)	3
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and for the Period from August 9, 2002 (Inception) through September 30, 2012 (Unaudited)	4
	Notes to Condensed Financial Statements	5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9
ITEM 4.	CONTROLS AND PROCEDURES	9

PART II – OTHER INFORMATION		10
ITEM 1.	LEGAL PROCEEDINGS	10
ITEM 1A.	RISK FACTORS	10
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	10
ITEM 4.	MINE SAFETY DISCLOSURES	10
ITEM 5.	OTHER INFORMATION	10
ITEM 6.	EXHIBITS	10

SIGNATURES		10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BONAMOUR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash	$795,412	$1,511,338
Product deposit	56,055	-
Prepaid expense	-	2,750

Total current assets	851,467	1,514,088

Other Assets:
Software development costs, net of amortization
of $3,750 and $2,500, respectively	8,750	12,500

Total other assets	8,750	12,500

Total assets	$860,217	$1,526,588

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Customer deposit-related party	$1,039,871	$1,511,250
Accounts payable	12,896	20,353

Total current liabilities	1,052,767	1,531,603

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - no par value; 25,000,000 shares authorized;
5,000,000 shares issued and outstanding	210,000	210,000
Common stock - no par value; 500,000,000 shares authorized;
199,500,000 shares issued and outstanding	15,000	15,000
Additional paid in capital	32,756	32,756
Deficit accumulated during development stage	(450,306)	(262,771)

Total stockholders' deficit	(192,550)	(5,015)

Total liabilities and stockholders' deficit	$860,217	$1,526,588

The accompanying footnotes are an integral part of these condensed financial statements.

BONAMOUR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND
FOR THE PERIOD FROM AUGUST 9, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2012
(UNAUDITED)

					August 9, 2002
	Three Months Ended		Nine Months Ended		(Inception)
	September 30,		September 30,		through
	2012	2011	2012	2011	September 30, 2012

Revenues, net	$-	$-	$-	$-	$4,500

Operating expenses:
Selling, general and administration	118,327	76,528	183,785	158,720	448,556
Amortization expense	1,250	1,250	3,750	1,250	6,250
Total operating expenses	119,577	77,778	187,535	159,970	454,806

Loss before taxes	(119,577)	(77,778)	(187,535)	(159,970)	(450,306)

Provision for income taxes	-	-	-	-	-

Net loss	$(119,577)	$(77,778)	$(187,535)	$(159,970)	$(450,306)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	199,500,000	199,500,000	199,500,000	199,500,000

The accompanying footnotes are an integral part of these condensed financial statements.

BONAMOUR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR PERIOD FROM AUGUST 9, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2012
UNAUDITED

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance, August 9, 2002 (inception)	-	$-	-	$-	$-	$-	$-

Shares issued to founders	-	-	199,500,000	15,000	-	-	15,000
Net loss	-	-	-	-	-	(43)	(43)

Balance, December 31, 2002	-	-	199,500,000	15,000	-	(43)	14,957
Net loss	-	-	-	-	-	(14,954)	(14,954)

Balance, December 31, 2003	-	-	199,500,000	15,000	-	(14,997)	3
Net loss	-	-	-	-	-	-	-

Balance, December 31, 2004	-	-	199,500,000	15,000	-	(14,997)	3
Net loss	-	-	-	-	-	(57)	(57)

Balance, December 31, 2005	-	-	199,500,000	15,000	-	(15,054)	(54)
Net loss	-	-	-	-	-	(45)	(45)

Balance, December 31, 2006	-	-	199,500,000	15,000	-	(15,099)	(99)
Net income	-	-	-	-	-	2	2

Balance, December 31, 2007	-	-	199,500,000	15,000	-	(15,097)	(97)
Net loss	-	-	-	-	-	(6,170)	(6,170)

Balance, December 31, 2008	-	-	199,500,000	15,000	-	(21,267)	(6,267)
Net loss	-	-	-	-	-	(16,700)	(16,700)

Balance, December 31, 2009	-	-	199,500,000	15,000	-	(37,967)	(22,967)
Forgiveness of debt-related party	-	-	-	-	32,756	-	32,756
Net loss	-	-	-	-	-	(9,789)	(9,789)

Balance, December 31, 2010	-	-	199,500,000	15,000	32,756	(47,756)	-
Issuance of preferred stock in
exchange for debt	5,000,000	210,000	-	-	-	-	210,000
Net loss	-	-	-	-	-	(215,015)	(215,015)

Balance, December 31, 2011	5,000,000	210,000	199,500,000	15,000	32,756	(262,771)	(5,015)
Net loss	-	-	-	-	-	(187,535)	(187,535)

Balance, September 30, 2012	5,000,000	$210,000	199,500,000	$15,000	$32,756	$(450,306)	$(192,550)

The accompanying footnotes are an integral part of these condensed financial statements.

BONAMOUR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND
FOR THE PERIOD FROM AUGUST 9, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2012
UNAUDITED

			August 9, 2002
	Nine Months Ended		(Inception)
	September 30,		through
	2012	2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(187,535)	$(159,970)	$(450,306)
Adjustments to reconcile net loss to net cash flows
provided by (used in) operating activities:
Amortization of software development costs	3,750	1,250	6,250
Change in operating assets and liabilities:
Prepaid expense	2,750	(4,125)	-
Product deposit	(56,055)	-	(56,055)
Customer deposit-related party	(471,379)	-	1,039,871
Accounts payable	(7,457)	22,506	12,896

Net cash flows provided by (used in) operating activities	(715,926)	(140,339)	552,656

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	-	(15,000)	(15,000)
Amount due from related party	-	-	-

Net cash flows provided by (used in) investing activities	-	(15,000)	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,000
Proceeds from related party loan	-	155,439	242,756
			-

Net cash flows provided by financing activities	-	155,439	257,756

Increase (decrease) in cash	(715,926)	100	795,412
Cash, beginning of period	1,511,338	-	-
Cash, end of period	$795,412	$100	$795,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$99	$-	$99

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of preferred stock in exchange for debt	$-	$-	$210,000

The accompanying footnotes are an integral part of these condensed financial statements.

BONAMOUR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2011 audited financial statements of Bonamour, Inc. (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the nine month periods ended September 30, 2012 and 2011.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2011 included in our Form 10-K, filed with the Securities Exchange Commission (“SEC”) on April 12, 2012. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

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

BONAMOUR, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE C – CUSTOMER DEPOSIT-RELATED PARTY

On December 28, 2011, the Company accepted a purchase order from Bon Amour International, LLC, the majority shareholder of the Company (“BAI”), pursuant to which the Company will deliver certain Bonamour branded products (the “Bonamour Trio”), to BAI for consumer resale by BAI in Asia.  The payment terms called for an advance payment of $1,511,250.  The payment was received on December 30, 2011 and recorded as customer deposit-related party (the “Deposit”) on the Company’s financial statements.  In August 2012, a review of the project status revealed an overpayment of the Deposit in the amount of $906,750.  During the three months ended September 30, 2012, $460,000 was repaid to BAI.  The balance of $446,750 will be repaid to BAI during the fourth quarter of 2012.  Also, on September 30, 2012 the Company applied $11,379 to the Deposit, which amount represented amounts due to the Company by BAI (see NOTE D-RELATED PARTIES for more details).  At September 30, 2012, the Deposit balance was $1,039,871.

We began shipments of the Bonamour Trio to BAI in October 2012.

NOTE D – RELATED PARTIES

During the nine months ended September 30, 2012, the Company made payments to certain service providers on BAI’s behalf.  The Company’s net payments totaled $11,379. The payments were recorded as an advance to BAI.  On September 30, 2012, by mutual consent between BAI and the Company, the Company applied the balance of $11,379 against product deposits made by BAI.  As of September 30, 2012, the advance to BAI was $0.

In addition, BAI provides office space for the Company at no charge.  Management considers the Company's current office space arrangement adequate.

NOTE E – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2012 as a result of the losses recorded during the nine months ended September 30, 2012 and net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of September 30, 2012, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

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

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors including, but not limited to, the risks and uncertainties discussed in our other filings with the Securities Exchange Commission (“SEC”). We undertake no obligation to revise or update any forward-looking statement for any reason.

Overview

We are a developer, distributor and reseller of health and beauty products.  These products include the “mind- body” system, which is a line of skincare products that we have developed and nutraceutical products we are developing to help people “live their best life.”  Our products will initially be sold under the “Bonamour” name, and while we intend to continue to develop and expand our line of BonamourTM-branded mind-body products, we may in the future sell our products under different labels, or serve as a reseller or distributor of health and beauty products for third party brands.

We have been developing our Bonamour-branded skincare products since early 2011, and received our first purchase order for products in late 2011.  Shipments under this purchase order began in October 2012. Our current focus is on the Asian beauty and wellness market, which we believe has tremendous opportunities for expansion and growth.  While our objectives include branching out to other markets and developing a wider customer base, currently our sole customer is Bon Amour International, LLC (“BAI”), a multi-level marketing company focused on developing a global platform for entrepreneurs, wellness professionals, and individuals, which seeks to develop a global lifestyle wellness brand.  BAI has the exclusive right to sell Bonamour-branded products throughout Asia, and is our largest shareholder, holding approximately 72% of our issued and outstanding voting common stock and 100% of our issued and outstanding voting Series A Preferred Stock. BAI is controlled by Nathan Halsey, who also serves as our sole office and director.  However, BAI is a separate company from us, and we have no economic interest in BAI or its business or operations.

Our principal office is located at 5910 North Central Expressway, Suite 900, Dallas, Texas and our telephone number is (214) 855-0808.  We are traded on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “BONI.”  We do not currently have a corporate website.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At September 30, 2012, the Company had an accumulated deficit of $450,306, and for the nine months ended September 30, 2012, incurred net losses of $187,535.  Management expects that the Company will need to raise additional capital to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

As of September 30, 2012, the Company’s cash balance was $795,412 and we had liabilities totaling $1,052,767, which include $1,039,871 deposits made for the purchase of product by BAI.  At September 30, 2012 the Company’s working capital deficit was $201,300.

During the period ended September 30, 2012, the Company saw a $575,587 increase in its net cash flows used in operating activities compared to the nine months ended September 30, 2011.  This increase was due to a number of factors, including the Company’s development stage status, but was primarily due to a $471,379 refund made to BAI for products ordered during the fourth quarter of 2011. In August 2012, the Company determined BAI had overpaid $906,750 for its first order of Bonamour Trio products, and during  the three months ended September 30, 2012, we refunded BAI $460,000 of this balance.  The Company intends to repay the remainder of the deposit balance, $446,750, during the fourth quarter of 2012, which will further increase the amount our cash flow used in operating activities, which as of September 30, 2012 was $715,926.  BAI is controlled by Nathan Halsey, our President and Chief Executive Officer.  We made our first shipment of Bonamour-branded products to BAI in October 2012.

Since the Company underwent a change in control in January 2011, BAI, the Company’s majority shareholder, has advanced funds on behalf of the Company to satisfy current legal, accounting and administrative obligations.  In December 2011, these advances were converted into 5,000,000 shares of the Company’s Series A Preferred Stock.  During the nine months ended September 30, 2012, the Company made payments to certain service providers on BAI’s behalf.  The Company’s net payments totaled $11,379. The payments were booked as an advance to BAI, and were not memorialized in a written document.  On September 30, 2012, the Company applied the outstanding balance of $11,379 against product deposits made by BAI.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

For the three months ended September 30, 2012 and 2011, the Company’s had no revenue.  For the three months ended September 30, 2012 and 2011, the Company had operating expenses totaling $119,577 compared to $77,778 for the same period in 2011, a increase of $41,799.  This change is a result of an increase in the Company’s selling, general and administrative expenses of the same amount during the quarter, and were primarily the result of  increased consulting expense partially offset by decreases in computer/software support.

Comparison of Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012 and 2011, the Company’s had no revenue.  For the nine months ended September 30, 2012 and 2011, the Company had operating expenses totaling $187,535 compared to $159,970 for the same period in 2011, a decrease of $27,565.  This change is primarily a result of a $25,065 increase in the Company’s selling, general and administrative expenses, which included an increased consulting expense partially offset by decreases in computer/software support and travel expense.  There was also a $2,500 increase in the Company’s amortization expense between the nine months ended September 30, 2012 and 2011 for software development costs.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan Halsey, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2012, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2012 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the quarter ended September 30, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2012	BONAMOUR, INC.

	By:	/s/ Nathan Halsey
Nathan Halsey
President, Chief Executive Officer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)