Form 10-K
period 2012-12-31
BONAMOUR, INC.
filed 2013-04-16
CIK 1421871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-53186

BONAMOUR, INC.
(Exact name of registrant as specified in its charter)

Colorado	37-1441050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5190 N. Central Expressway, Suite 900, Dallas, Texas	75206-5141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(214) 855-0808

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Large accelerated filer  ☐                                                                                     Accelerated filer  ☐

Non-accelerated filer ☐                                                                                       Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012 was $17,891,933 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of April 8, 2013 was 199,500,000.

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

PART I

ITEM 1.                      BUSINESS

Development of the Company

We were incorporated under the laws of Colorado on August 9, 2002, as a developer of a software program used to centralize the booking of recreational and vacation activities.  In 2003, the Company’s initial capital proved insufficient to complete its planned business, and we ceased such business operations.  We later undertook to operate as a business that would provide unclaimed property location services to the public and businesses by obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings, until late 2010, when the Company underwent a change in control and the majority of our common stock was acquired by Halter Capital Corporation (“Halter Capital”).

At the end of 2010, we again underwent a change in control when Halter Capital and its affiliates entered into a Stock Purchase Agreement by and among the Company, certain shareholders of the Company and Bon Amour International, LLC  (“BAI”), pursuant to which BAI acquired 95,000 shares of Company common stock for cash consideration of $5,000.  Subsequently, on December 30, 2010, the Company also entered into a Stock Purchase Agreement by and among the Company, Halter Capital and BAI, pursuant to which BAI acquired 1,255,000 shares of Company common stock (representing approximately 83.7% of our issued and outstanding common stock) from Halter Capital for cash consideration of $370,000.  The foregoing stock purchase transactions (the “BAI Acquisition”) both closed on January 6, 2011, and resulted in a change of control of the Company, as BAI acquired 90% of the then outstanding common stock of the Company. Upon the completion of the BAI Acquisition, Kevin B. Halter, Jr., the Company’s sole officer and director at the time thereof, resigned and appointed Nathan W. Halsey as the new sole director of the Company. Mr. Halsey was then appointed as the Company’s President, Chief Executive Officer, and Secretary effective January 27, 2011.

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

Since the completion of the Bonamour Acquisition in early 2011, we have been developing our Bonamour-branded skincare products and our first shipment was delivered to BAI in November 2012.  Our current focus is on the Asian beauty and wellness market, which we believe has tremendous opportunities for expansion and growth.  While our objectives include branching out to other markets and developing a wider customer base, our sole customer during the 2012 fiscal year was BAI, a multi-level marketing company focused on developing a global platform for entrepreneurs, wellness professionals, and individuals, which seeks to develop a global lifestyle wellness brand.  BAI has the exclusive right to sell Bonamour-branded products throughout Asia, and is our largest shareholder, holding approximately 71.6% of our voting stock.  BAI is controlled by Nathan Halsey, who also serves as our sole office and director.  However, BAI is a separate company from us, and we have no economic interest in BAI or its business or operations.

Our principal office is located at 5190 North Central Expressway, Suite 900, Dallas, Texas and our telephone number is (214) 855-0808.  We are traded on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “BONI.”  We do not currently have a corporate website.

Our Principal Products

Beauty Products

We have developed and received orders for three skin care products, which we market as Bonamour’s “Rejuvenating TrioTM”.   These products include a rejuvenating skin cleanser, a cellular renewal complex and an anti-aging eye cream.  All three products are formulated with our proprietary Bonamour BlendTM + Active Plant Stem Cell Technology to help promote the production of collagen and protect against free radical damage.  These products are branded klenz, hi-drat, and ke-rekt, and will be sold by BIA in Asia.  In addition, during 2012, we developed an activating mineral mist, which is sold by Bonamour under the akte-vat label.

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

AKTE-VAT is our activating mineral mist.  This weightless mist has been formulated to purify the skin and stimulate enzymatic activity to help increase the fibroblast production of pre-collagen.  The mist locks in moisture and supplies vital nutrients to help give the skin a younger appearance.

Products Under Development

Nutraceutical Products

We have also begun the process of developing a line of nutraceutical products. Neutraceuticals are products derived from food sources that provide health benefits in addition to the basic nutritional value found in foods.

The first nutraceutical under development is DE-TOX, a hand, skin and nail detoxification treatment designed to help defend the body against aging free radical damage.  De-tox will be a vitamin packed drink that is formulated to improve the overall look and feel of the skin while relieving stress and fatigue, resulting in a more radiant and glowing appearance. We believe pocket size packets will make it easy to take on the go.

In addition, we are in the process of developing an “energy shot” as well as a “sleep shot” for private label use.  These products are not expected to be branded with the Bonamour trademark.

Due to the production, development and distribution process associated with our current line of beauty products, the further development of nutraceutical products has been put on hold, though we hope to further develop and market these products sometime in the future.

Principal Markets

We currently focus the sales of our products in distinct markets.  In Asia, we will serve as the distributor of Bonamour products to BAI.  BAI is a multi-level marketing company, similar to Avon or Mary Kay Cosmetics, which focuses on the Asian marketplace, specifically in Macau and Hong Kong.  Individuals purchase BAI distributorships and sell BAI’s products exclusively through the BAI program.  We will provide the products sold by BAI participants, and we expect this to be our primary market for the near future.  Pursuant to a license agreement with BAI (described below), BAI has the exclusive right to sell products branded with the Bonamour logo throughout all of Asia (the “BAI Territories”).

We intend to market our proprietary Bonamour products in the United States exclusively through doctor’s offices, and do not anticipate selling the products outside of the medical/spa context. We do not plan to make Bonamour-branded products available for resale within the United States via Internet purchase or make it available to be sold in retail establishments.

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

Customers

During the 2011 fiscal year, we received one order for our products, which was partially fulfilled in November 2012. This order, from BAI, represents our only order during the 2012 fiscal year, and has only been partially fulfilled.  We anticipate the remainder of this order will be shipped in April 2013.  BAI is also a majority shareholder of Bonamour, and shares common management.  Management expects this relationship to continue and for BAI to be a significant customer in the future.  Our business is currently dependent upon the continuance of BAI as a significant part of the Company’s business, and the loss of BAI as a customer would have a material adverse effect on our results of operations.  In our current state, we do not believe our operations can succeed without BAI as a significant customer.

License Agreement

We have a license agreement with BAI (the “License Agreement”), wherein we granted BAI the exclusive right to distribute our products throughout Asia.  We currently anticipate that all products branded with the Bonamour trademark will be distributed to BAI through us, though the agreement does not mandate that we develop all BAI products.  To the extent BAI distributes Bonamour-branded products that are not sourced by us, the License Agreement provides us with quality controls and inspection rights to help ensure that all products bearing the Bonamour name meet our standards.  In addition, we have the right to approve any marketing or advertising of Bonamour-branded products.  BAI will not pay any royalties to us for use of the Bonamour trademark.  The License Agreement is for a 1-year term, and will renew automatically for one-year periods unless terminated by either party on or before 30 days prior to the end of any term.

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

Distribution Methods

We sell our products primarily directly to distributors with established consumer and retail channels or distributors we believe can establish such channels. Although we do not currently have any arrangements with any distributor other than BAI, we plan to expand our distribution network by licensing rights to BAI and other distributors to sell Bonamour-branded products in territories other than the BAI Territories.  We may also serve as a distributor of health and beauty products to third parties bearing names other than Bonamour.

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

Product Research, Design and Development

Our products are manufactured and produced by third parties and developed in collaboration with a product formulator retained by us and any company for whom we develop a product.  We believe that this approach enables us to create a technically advanced and quality product in accordance with our specifications, while focusing our product development efforts on design, fit, performance and product end use results.

We seek to educate distributors, retailers and end users regarding our products and the potential for our innovative technology to deliver superior results and other benefits and brand identity to enhance our customers' perception and understanding of product use and benefits.

Our current Rejuvenating Trio of products, which we are in the process of sourcing to BAI, were developed by BAI, who bore all of the costs of their development.  As a result, since entering the skincare distribution market, we have not expended any resources on research and development activities.  In the future, we expect to incur some or all of the costs associated with the development of any products we distribute.

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

Cosmetic Laboratories has been, and any manufacturer we may retain at a later date will be, evaluated for quality systems, social compliance and financial strength by us prior to being selected and on an ongoing basis.  We may enter into a variety of agreements with our manufacturers, including non-disclosure and confidentiality agreements, and plan to require all of our manufacturers to adhere to a code of conduct regarding quality of manufacturing and working conditions and other social concerns.  We do not, however, have any long-term agreements requiring us to utilize any manufacturer, including Cosmetic Laboratories, and no manufacturer is required to produce our products in the long-term.  In the event Cosmetic Laboratories becomes unable to fulfill our manufacturing or production needs, we believe we would be able to retain alternative manufacturers for our products on substantially similar terms.

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

Employees

As of April 8, 2013, we did not have any employees.  Although we may hire employees in the future, we do not currently expect our business to require a significant number of employees, even if our business plan is successful. As our sole director, President, Chief Executive Officer and Secretary, Mr. Halsey is expected to be responsible for managing all of our affairs, including our administrative affairs and our public company reporting obligations.  Mr. Halsey is also expected to be responsible for directly or indirectly hiring and supervising all of the service providers or other personnel responsible for our operations and sales.

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

Quarter Ended	High	Low
Fiscal Year 2012
Fourth Quarter	$0.32	$0.05
Third Quarter	$0.35	$0.27
Second Quarter	$0.40	$0.32
First Quarter	$0.65	$0.30

Fiscal Year 2011
Fourth Quarter	$2.00	$0.07
Third Quarter	$0.07	$0.07
Second Quarter	$0.07	$0.05
First Quarter	$0.05	$0.05

On April 11, 2013, the last sale price of our Common Stock reported by the OTCQB was $0.42.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of April 8, 2013, we had 250 record holders of our Common Stock.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.”  As of April 8, 2013, we had 199,500,000 shares of our Common Stock outstanding.

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

None.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, dependent upon the Company's ability, among other matters, to establish itself as a profitable business.  At December 31, 2012, the Company had an accumulated deficit of $ 159,264.  To date, the Company’s sales have been to a related party (see NOTE 4-RELATED PARTIES in the accompanying financial statements for more details).

The Company’s ability to continue in business is dependent upon obtaining sufficient financing and continued profitable operations.  However, there can be no assurance that management will be successful in obtaining additional funding or in continuing profitable operations, and therefore, these matters raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2012 and through  April 15, 2013, there were several new accounting pronouncements issued by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Significant Accounting Policies

Cash

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.  All of our non-interest bearing cash balances were fully insured at December 31, 2012 and 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there was no limit to the amount of insurance for eligible accounts.  Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution .

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms.  The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Trade accounts receivable past due by more than 90 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer.  Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received.  At December 31, 2012 and 2011, the Company had no trade accounts receivable.

Inventory

Inventory represents packaged health and beauty products and containers which are valued at the lower of cost or market using the average cost method.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition, which requires 1) evidence of an agreement, 2) delivery of the product or services, 3) at a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

Fair value of financial instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet date, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended December 31, 2012 and 2011.

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

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC Topic 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options and warrants of which the Company had none at December 31, 2012 and 2011.

Stock Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant date fair value estimated in accordance with ASC Topic 718, Share Based Payments.  Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award's estimated lives for fixed awards with ratable vesting provisions.  The Company recognized no stock based compensation during the years ended December 31, 2012 and 2011.

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

Liquidity and Capital Resources

As of December 31, 2012, the Company’s cash balance was $26,452, which represents a reduction in cash of $1,484,886.  This decrease is primarily a result of a partial refund of $906,750 of customer deposit of $1,511,250 made in December 2011.  The balance of the decrease was used to fund operations.

Our ability to increase our revenue in order to maintain profitability is solely dependent upon the purchase requirements of our sole current customer and related party, BAI.  If BAI’s purchase requirements do not meet our revenue objective, we will not be able to sustain profitability and will be required to obtain funds through debt or equity financing sources, however, there can be no assurance that management will be able to successfully obtain this financing.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

For the year ended December 31, 2012 the Company had revenue of $560,000 compared to $0 in revenues for the year ended December 31, 2011.  The revenue in 2012 was derived from the sale of our health and beauty products to a related party (see NOTE 4-RELATED PARTIES in the accompanying financial statements for more details).

For the year ended December 31, 2012 the Company cost of goods sold totaled $43,700, resulting in a gross profit margin of 92%.

For the year ended December 31, 2012, the Company had operating expenses totaling $412,792 compared to $215,015 for the same period in 2011, an increase of $197,777.  This change is primarily a result of increases in professional fees and services of approximately $73,000, human resources costs of approximately $44,000, and marketing costs of approximately $78,000.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan W. Halsey, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2011, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2012, were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect thettransactions and dispositions of the assets of the Company;
• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
• provide reasonable assurance regarding prevention or timely detection of unauthoriz eacquisition, use or disposition of the Company’s assets that could have a material effect on the Financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2012, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties with employees having appropriate accounting qualifications.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2012, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals currently serve or have served during the fiscal year ended December 31, 2012, as directors and/or executive officers of our Company.  All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.  The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Executive Officer and Director	Age	Date of Appointment	Position(s) Held
Nathan W. Halsey	36	January 20, 2011	Director, President, Chief Executive Officer and Secretary

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

To our knowledge (based solely upon a review of any Forms 3 and 4 furnished to us under Rule 16a-3(e) during our most recently concluded fiscal year, any Forms 5 furnished to us with respect to such fiscal year and any applicable written representations),except as set forth below, no person who was subject to Section 16 at any time during such fiscal year failed to file on a timely basis, as disclosed in such Forms, reports required by Section 16(a) during such fiscal year or prior fiscal years, except as otherwise disclosed herein.

Bon Amour International, LLC, a direct beneficial owner of more than 10% of our common stock, failed to file a Form 4 to report (before the end of the second business day following) reporting the transfer of shares of the Company’s common stock to third parties.  While the Company does not have detailed information regarding such transfers, it is the Company’s understanding that since the filing of the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, Bon Amour International, LLC has transferred 36,642,289 shares of the Company’s common stock.  The Company has requested that Bon Amour International, LLC file one or more late Form 4’s disclosing such transfers as soon as possible.

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

ITEM 11.                      EXECUTIVE COMPENSATION

None of our executive officers have received compensation for services rendered in any capacity on behalf of the Company during the years ended December 31, 2012 and 2011.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of April 8, 2013, of each class of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, each of our directors and executive officers; and all of our directors and executive officers as a group.   The information presented below regarding beneficial ownership of our securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.  This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Except as otherwise listed below, the address of each person is c/o Bonamour, Inc., 5190 N. Central Expressway, Suite 900, Dallas, Texas 75206-5141. Except as set forth below, applicable percentages are based upon 199,500,000 shares of Common Stock and 5,000,000 shares of our Series A Preferred Stock outstanding as of April 8, 2013.

Title of Class	Name of Beneficial Owner	Beneficial Ownership
		Shares	Percentage
Common	Nathan Halsey President, Chief Executive Officer, Secretary and Director	142,907,711(1)	71.6%
Series A Preferred	Nathan Halsey President, Chief Executive Officer, Secretary and Director	5,000,000(1)	100.0%
Common	Bon Amour International, LLC	142,907,711	71.6%
Series A Preferred	Bon Amour International, LLC	5,000,000	100.00%
Common	All Current Officers and Directors as a group (1 person – Does not include Former Directors/Officers)	142,907,711	71.6%
Series A Preferred	All Current Officers and Directors as a group (1 person – Does not include Former Directors/Officers)	5,000,000	100.0%

(1) By virtue of his position as the sole Manager, Chief Executive Officer and President of Bon Amour International, LLC, Mr. Halsey may be deemed to beneficially own the 142,907,711 shares of the Company's Common Stock and 5,000,000 shares of the Company’s Series A Preferred Stock beneficially owned by Bon Amour International, LLC. Mr. Halsey disclaims beneficial ownership of these shares.

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

On March 20, 2012, the Company entered into an agreement with BAI, pursuant to which BAI assigned all right, title and interest in the trademark BONAMOUR throughout the world to the Company.  On the same date, Company entered into a Trademark License Agreement (the “License Agreement”) with BAI, wherein the Company granted BAI an exclusive license to use the BONAMOUR marks in Asia in connection with BAI’s promotion, advertising, sale and distribution of goods and services bearing the BONAMOUR mark. Pursuant to the License Agreement, the Company retained all rights to the name outside of Asia. The license is royalty-free, and remains in effect for a one-year term, which shall be automatically renewed unless either party gives written notice of termination on or before 30 days prior to the expiration of the License Agreement’s term.

During the year ended December 31, 2012, BAI advanced the Company $4,415 in the form of direct payments to certain vendors to the Company.  The Company also transferred the remaining unused balance of the Deposit ($9,671) into Loans from related parties in the accompanying financial statements (see NOTE 4-to the Financial Statements for further discussion).  As of December 31, 2012, the Company reported a related party amount due from BAI of $14,087.  During the year ended December 31, 2012, Bonamour Asia, LLC, an entity solely owned by Mr. Halsey (“Bonamour Asia”) advanced the Company $7,000 in the form of direct payments to a vendor to the Company.  As of December 31, 2012, the Company reported a related party amount due from Bonamour Asia of $14,087.

During the year ended December 31, 2012, the Company made payments to certain service providers on BAI’s behalf.  On September 30 and December 31, 2012, by mutual consent between BAI and the Company, the Company applied the balance of $11,379 and $23,450 against the Deposits made by BAI.  As of December 31, 2012, the advance to BAI was $0.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred aggregate fees and expenses of $22,860 during fiscal 2012 for services rendered by Turner Stone & Company, LLP for the audit of our 2011 financial statements and review of our 2012 financial statements.

We incurred aggregate fees and expenses of $4,000 for fiscal 2011 for services rendered by Rich Baker Berman & Company for the review of our 2011 financial statements.

Audit-Related Fees

We incurred no fees or expenses for the 2012 or 2011 fiscal years for professional services rendered by Turner Stone & Company, LLP, other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

We incurred no fees or expenses for the 2011 fiscal year for professional services rendered by Rich Baker Berman & Company, other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

We incurred no fees or expenses for the 2012 and 2011 fiscal years for professional services rendered by Turner Stone & Company, LLP for tax compliance, tax advice, or tax planning.

We incurred no fees or expenses for the 2011 fiscal year for professional services rendered by Rich Baker Berman & Company for tax compliance, tax advice, or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2012 fiscal year for any other products or professional services rendered by Turner Stone & Company, LLP other than as described above.

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

3.2
Articles of Amendment to the Articles of Incorporation of Ventura Assets Limited effective March 9, 2011 (incorporated by reference to Exhibit 3.2 of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2010).

3.3
Articles of Amendment to the Articles of Incorporation of Ventura Assets Limited effective November 20, 2011(incorporated by reference to Ex. 3.3 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 (the ‘September 2011 Q”).

3.4	Certificate of Designation of Series A Preferred Stock of Bonamour, Inc. dated effective November 20, 2011 (incorporated by reference to Exhibit 3.4 of the September 2011 Q).
3.5	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10 filed with the Commission on April 22, 2008).
10.1
Stock Purchase Agreement by and among Hasmik Yaghobyan and Osheen Haghanazarian., Halter Capital Corporation and Ventura Assets Limited dated December 9, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 29, 2010). (1)

10.2
Stock Purchase Agreement dated December 30, 2010 by and among Ventura Assets Limited, Halter Capital Corporation and Bon Amour International, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2011). (1)

10.3
Trademark License Agreement by and between Bonamour, Inc. and Bonamour International, LLC dated March 20, 2012, incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 10-K”)

10.4	Assignment of Trademark Rights between Bonamour International, LLC and Bonamour, Inc. dated March 20, 2012, incorporated by reference to Exhibit 10.4 of the Company’s 2011 10-K.
14.1	Ventura Assets Limited Financial Code of Ethics Bylaws (incorporated by reference to Exhibit 14.2 of the Company’s Registration Statement on Form 10 filed with the Commission on April 22, 2008).
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
* Filed herewith.
(1) Signifies a management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 16, 2013	BONAMOUR, INC.

	By:	/s/ Nathan Halsey
Nathan Halsey
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nathan Halsey Nathan Halsey	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 16, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bonamour, Inc.
Dallas, Texas

We have audited the accompanying balance sheets of Bonamour, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonamour, Inc. at December 31, 2012 and 2011 and the results of its operations and cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit and, to date, the Company’s sales have all been to a related party, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
April 15, 2013

BONAMOUR, INC.
BALANCE SHEETS

	December 31,
	2012	2011

ASSETS

Current Assets:
Cash	$26,452	$1,511,338
Inventory	57,990	-
Prepaid expense	63,402	2,750
Advances to officer (Note 4)	25,000	-

Total current assets	172,844	1,514,088

Other Assets:
Software development costs, net of amortization of
$7,500 and $2,500, respectively	7,500	12,500

Total other assets	7,500	12,500

Total assets	$180,344	$1,526,588

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$60,765	$20,353
Customer deposits-related party	-	1,511,250
Loans from related parties	21,087	-

Total current liabilities	81,852	1,531,603

Commitments and Contingencies (Note 7)

Stockholders' Equity (Deficit):
Preferred stock - no par value; 25,000,000 shares authorized;
5,000,000 shares of Series A issued and outstanding	210,000	210,000
Common stock - no par value; 500,000,000 shares authorized;
199,500,000 shares issued and outstanding	15,000	15,000
Additional paid in capital	32,756	32,756
Accumulated deficit	(159,264)	(262,771)

Total stockholders' equity (deficit)	98,492	(5,015)

Total liabilities and stockholders' equity (deficit)	$180,344	$1,526,588

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Years Ended
	December 31,
	2012	2011

Revenues, net	$560,000	$-

Cost of goods sold	43,701	-

Gross profit	516,299	-

Operating expenses:
Selling, general and administration	407,792	212,515
Amortization expense	5,000	2,500
Total operating expenses	412,792	215,015

Income (loss) before provision for income taxes	103,507	(215,015)

Provision for income taxes	-	-

Net income (loss)	$103,507	$(215,015)

Earning (loss) per share, basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding	199,500,000	199,500,000

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance, January 1, 2011	-	$-	199,500,000	$15,000	$32,756	$(47,756)	$-

Issuance of preferred stock
in exchange for debt	5,000,000	210,000	-	-	-	-	210,000
Net loss	-	-	-	-	-	(215,015)	(215,015)

Balance, December 31, 2011	5,000,000	210,000	199,500,000	15,000	32,756	(262,771)	(5,015)

Net income	-	-	-	-	-	103,507	103,507

Balance, December 31, 2012	5,000,000	$210,000	199,500,000	$15,000	$32,756	$(159,264)	$98,492

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Years Ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$103,507	$(215,015)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Amortization of software development costs	5,000	2,500
Change in operating assets and liabilities:
Inventory	(57,990)	-
Other current assets	(85,652)	(2,750)
Accounts payable	40,412	20,353
Customer deposit-related party	(1,511,250)	1,511,250
Other current liabilities	21,087	-

Net cash provided by (used in) operating activities	(1,484,886)	1,316,338

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	-	(15,000)

Net cash used in investing activities	-	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	-	210,000

Net cash provided by financing activities	-	210,000

Increase (decrease) in cash	(1,484,886)	1,511,338
Cash, beginning of year	1,511,338	-
Cash, end of year	$26,452	$1,511,338

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of preferred stock in exchange for debt	$-	$210,000

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

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

On March 10, 2011 the Company executed a 133 for 1 forward split of its issued and outstanding Common Stock affected in the form of a stock dividend.  As a result of the forward split, the Company issued 198,000,000 additional shares to its shareholders of record on March 10, 2011.  All references herein to share information have been retroactively applied unless otherwise stated.  See NOTE 5 — CAPITAL STOCK.

On December 30, 2010, the Company entered into a Stock Purchase Agreement (the “December 2010 SPA”) with Halter Capital Corporation (“Halter Capital”) and Bon Amour International, LLC, a Texas limited liability company (“BAI”), pursuant to which BAI acquired 166,915,000 post forward split shares of the Company’s common stock (representing approximately 83.7% of its then issued and outstanding common stock) from Halter Capital for cash consideration of $370,000 (“Bonamour Acquisition”).  The December 2010 SPA transaction closed on January 6, 2011, and resulted in a change of control of the Company.

Since the completion of the Bonamour Acquisition in early 2011, we have been developing our Bonamour-branded skincare products and made delivery of our first shipment in November of 2012.  Our current focus is on the Asian beauty and wellness market, which we believe has tremendous opportunities for expansion and growth.  While our objectives include branching out to other markets and developing a wider customer base, currently our sole customer is BAI, a multi-level marketing company focused on developing a global platform for entrepreneurs, wellness professionals, and individuals, which seeks to develop a global lifestyle wellness brand.  BAI has the exclusive right to sell Bonamour-branded products throughout Asia, and is our largest shareholder, holding 90% of our Common Stock and 100% of our Series A Preferred stock.  BAI is controlled by Nathan Halsey, who also serves as our sole officer and director.  However, BAI is a separate company from us, and we have no economic interest in BAI or its business or operations.

BONAMOUR, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS (continued)

Prior to the year ended December 31, 2012 the Company had been in the development stage and prepared its financial statements pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915-10-05, Development Stage Entities.

Our Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol "BONI."

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a goingconcern, dependent upon the Company's ability, among other matters, to establish itself as a profitable business.  At December 31, 2012, the Company had an accumulated deficit of $159,264.  To date, the Company’s sales have been to a related party (see NOTE 4 – RELATED PARTIES for more details)

The Company’s ability to continue in business is dependent upon obtaining sufficient financing andcontinued profitable operations.  However, there can be no assurance that management will be successful in obtaining additional funding or in continuing profitable operations, and therefore, these matters raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.  All of our non-interest bearing cash balances were fully insured at December 31, 2012 and 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there was no limit to the amount of insurance for eligible accounts.  Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution.

BONAMOUR, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms.  The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Trade accounts receivable past due by more than 90 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer.  Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received.  At December 31, 2012 and 2011, the Company had no trade accounts receivable.

Inventory

Inventory represents packaged health and beauty products and containers which are valued at the lower of cost or market using the average cost method.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition, which requires 1) persuasive evidence of an arrangement, 2) delivery of the product or service, 3) at a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

Fair value of financial instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet date, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended December 31, 2012 and 2011.

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

BONAMOUR, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC Topic 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options and warrants of which the Company had none at December 31, 2012 and 2011.

Stock Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant date fair value estimated in accordance with ASC Topic 718, Share Based Payments.  Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award's estimated lives for fixed awards with ratable vesting provisions.  The Company recognized no stock based compensation during the years ended December 31, 2012 and 2011.

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

BONAMOUR, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued and Newly Adopted Accounting Pronouncements

During the year ended December 31, 2012 and through April 15, 2013 there were several new accounting pronouncements issued by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 3 – INVENTORY

Inventory consists of the following:
	December 31,
	2012	2011
Finished product	$54,463	$-0-
Containers	3,527	-0-
TOTAL INVENTORY	$57,990	$-0-

NOTE 4 – RELATED PARTIES

Sales Deposit

On December 28, 2011, the Company accepted a purchase order from Bon Amour International, LLC, the majority shareholder of the Company (“BAI”), pursuant to which the Company will deliver certain Bonamour branded products (the “Bonamour Trio”), to BAI for consumer resale by BAI in Asia.  The payment terms called for an advance payment of $1,511,250.  The payment was received on December 30, 2011 and recorded as customer deposit-related party (the “Deposit”) on the Company’s financial statements.  In August 2012, a review of the project status revealed an overpayment of the Deposit in the amount of $906,750. During the six months ended December 31, 2012 the entire amount was repaid to BAI.  In November 2012, the Company recorded sales of its Bonamour Trio to BAI in the amount of $560,000 and applied this amount to the outstanding Deposit balance.  On September 30 and December 31, 2012, the Company offset $11,379 and $23,450, respectively, of the Deposit against amounts due to the Company by BAI.  As of December 31, 2012, the remaining balance of $9,671 was transferred to loans from related parties in the accompanying financial statements.

Allocation of Expenses

During November and December 2012, BAI incurred certain costs associated with the Company’s operations, including human resource costs, travel expense, marketing expense and occupancy costs, totaling approximately $180,000.  During that same period, the Company made payments to BAI to pay for these services.

Advances to Officer

During October and November 2012, the Company advanced Mr. Halsey $25,000.  The amount was repaid in full in February 2013.

BONAMOUR, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTIES (continued)

Related Party Loans

During the year ended December 31, 2012, BAI advanced the Company $4,415 in the form of direct payments to certain vendors to the Company.  The Company also transferred the remaining unused balance of the Deposit ($9,671) into loans from related parties in the accompanying financial statements (see Sales Deposit in this footnote for more details).  As of December 31, 2012, the Company reported a related party amount due to BAI of $14,087.  During the year ended December 31, 2012, Bonamour Asia, LLC, an entity solely owned by Mr. Halsey (“Bonamour Asia”) advanced the Company $7,000 in the form of direct payments to a vendor to the Company.  As of December 31, 2012, the Company reported a related party amount due to Bonamour Asia of $7,000.

During the year ended December 31, 2012, the Company made payments to certain service providers on BAI’s behalf.  On September 30 and December 31, 2012, by mutual consent between BAI and the Company, the Company applied the balance of $11,379 and $23,450 against the Deposit made by BAI.  As of December 31, 2012, the advance to BAI was $0.

During the year ended December 31, 2011, BAI advanced the Company $164,195 in the form of direct payments to certain vendors to the Company and $44,305 in payment of travel expenses to Nathan Halsey, the Company’s sole officer and director and an indirect shareholder.  In January 2011, Mr. Halseyadvanced the Company $1,500 to pay certain operating costs, which amount was assumed by BAI in December 2011.  On December 31, 2011 the Company entered into a Series A Preferred Stock Purchase Agreement (the ‘Stock Purchase Agreement”) with BAI.  Pursuant to the Stock Purchase Agreement, the Company issued 5,000,000 shares of its Series A Preferred to BAI in exchange for and as consideration for cancellation of the above described obligations to BAI totaling $210,000.

Occupancy Cost Allocation

BAI provided office space for the Company at no charge from December 30, 2010 to October 31, 2012.  In November 2012, BAI began billing the Company for office occupancy costs at a rate of $5,000 per month.  Management considers the Company's current office space arrangement adequate.

NOTE 5 – CAPITAL STOCK

At December 31, 2012, the Company had 500,000,000 authorized shares of Common Stock with a no par value and 25,000,000 authorized shares of Preferred Stock with no par value.

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

BONAMOUR, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 5 – CAPITAL STOCK (continued)

Preferred Stock

Effective as of November 20, 2011, the Board of Directors designated 10,000,000 shares of authorized preferred stock of the Company as Series A Preferred Stock.  Each holder of the Series A Preferred Stock is entitled to 20 votes for each share of Series A Preferred Stock held on any matter submitted to shareholders.  Shares of Series A Preferred Stock rank pari passu with the Company’s Common Stock with respect to dividends and any liquidation, winding up or dissolution of the Company.  On December 31, 2011, the Company issued 5,000,000 shares of its Series A Preferred Stock to BAI (see NOTE 4—RELATED PARTIES for details).

At December 31, 2012, the Company had 5,000,000 shares of its Preferred Stock issued and outstanding.  The Company is authorized to issue up to 25,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors.  Accordingly, the Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock.  In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  If the Company issues shares of Preferred Stock and it is subsequently liquidated or dissolved, the preferred shareholders may have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

NOTE 6 – INCOME TAXES

The Company had a federal net operating tax loss carry-forward of approximately $46,000 as of December 31, 2012.  The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2031.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 35% is as follows:

	Years Ended December 31,
	2012	2011

Expected income tax expense(benefit) at statutory rate of 35%	$36,000	$(75,000)
Other	-0-	-0-
Change in valuation account	(36,000)	75,000
Income tax expense (benefit)	$-0-	$-0-

BONAMOUR, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES (continued)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes.  Temporary differences, which give rise to a net deferred tax asset, are as follows:

	December 31,
	2012	2011
Deferred Tax Assets:

Tax benefit of net operating loss carry-forward	$43,000	$79,000
Amortization	(3,000)	(3,000)
Less: valuation allowance	(40,000)	(76,000)
Net deferred tax asset	$-0-	$-0-

In 2012 the deferred tax valuation allowance decreased by $36,000, while in 2011 the deferred tax valuation allowance increased $73,000.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.  As of December 31, 2012 and 2011, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended December 31, 2012 and 2011, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

BAI provided office space for the Company at no charge from December 30, 2010 to October 31, 2012.  At December 31, 2012 the Company was not obligated under any significant commitments or contingencies, except as set forth in NOTE 4 – RELATED PARTIES.