Form 10-Q
period 2013-06-30
BONAMOUR, INC.
filed 2013-08-14
CIK 1421871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-53186

BONAMOUR, INC.
(Exact name of registrant as specified in its charter)

Colorado	37-1441050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 Maple Avenue, Suite 1325, Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

(214) 855-0808
(Registrant’s telephone number, including area code)

5910 N. Central Expressway, Suite 900, Dallas, Texas 75206-5141
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

The number of shares outstanding of the Registrant’s Common Stock as of August 5, 2013 was 199,500,000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BONAMOUR, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash	$241	$26,452
Inventory	3,840	57,990
Prepaid expense	37,256	63,402
Advances to officer (Note 3)	-	25,000

Total current assets	41,337	172,844

Other Assets:
Software development costs, net of amortization of
$10,000 and $7,500, respectively	5,000	7,500

Total other assets	5,000	7,500

Total assets	$46,337	$180,344

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$39,808	$60,765
Loans from related parties	205,216	21,087

Total current liabilities	245,024	81,852

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - no par value; 25,000,000 shares authorized;
5,000,000 shares of Series A issued and outstanding	210,000	210,000
Common stock - no par value; 500,000,000 shares authorized;
199,500,000 shares issued and outstanding	15,000	15,000
Additional paid in capital	32,756	32,756
Accumulated deficit	(456,443)	(159,264)

Total stockholders' deficit	(198,687)	98,492

Total liabilities and stockholders' deficit	$46,337	$180,344

The accompanying footnotes are an integral part of these condensed financial statements.

BONAMOUR, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue	$202,765	$-	$202,765	$-

Cost of goods sold	71,148	-	71,148	-

Gross profit	131,617	-	131,617	-

Operating expenses:
Selling, general and administration	174,963	27,746	426,296	65,458
Amortization expense	1,250	1,250	2,500	2,500
Total operating expenses	176,213	28,996	428,796	67,958

Loss before taxes	(44,596)	(28,996)	(297,179)	(67,958)

Provision for income taxes	-	-	-	-

Net loss	$(44,596)	$(28,996)	$(297,179)	$(67,958)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	199,500,000	199,500,000	199,500,000	199,500,000

The accompanying footnotes are an integral part of these condensed financial statements.

BONAMOUR, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(297,179)	$(67,958)
Adjustments to reconcile net loss to net cash flows
provided by (used in) operating activities:
Amortization of software development costs	2,500	2,500
Change in operating assets and liabilities:
Inventory	54,150	-
Advances to officer and related party	25,000	(35,021)
Prepaid expense	26,146	2,750
Accounts payable	(20,957)	12,360
Amount due to related parties	184,129	-

Net cash flows used in operating activities	(26,211)	(85,369)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Decrease in cash	(26,211)	(85,369)
Cash, beginning of period	26,452	1,511,338
Cash, end of period	$241	$1,425,969

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$99

Income taxes paid	$-	$-

The accompanying footnotes are an integral part of these condensed financial statements.

BONAMOUR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2012 audited financial statements of Bonamour, Inc. (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the six month periods ended March 31, 2013 and 2012.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2012 included in our Form 10-K, filed with the Securities Exchange Commission on April 16, 2013. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

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

NOTE 3 – RELATED PARTIES

Allocation of Expenses

During the six months ended June 30, 2013, Bon Amour International, LLC (“BAI”), the majority stockholder of the Company, incurred certain costs associated with the Company’s operations, including human resource costs, travel expense, marketing expense and occupancy costs, totaling $246,776.  In January 2013, the Company made a payment to BAI in the amount of $18,668.

BONAMOUR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 3 – RELATED PARTIES (continued)

Allocation of Expenses (continued)

In April 2013, the Company applied $29,892 to partially offset accounts receivables with BAI.  At June 30, 2013 the outstanding balance associated with this allocation was $198,216.

Related Party Loans

During the six months ended June 30, 2013, the Company reduced the outstanding related party loan balance with BAI with (i) a $2,000 on account payment to Nathan W. Halsey’s BAI corporate credit card, (ii) an application of a $1,888 refund paid to BAI in error by one of the Company’s vendors and (iii) an application of $172,873 to partially offset accounts receivables with BAI of $202,765 (see Allocation of Expenses above).   BAI is controlled by Mr. Halsey, who also serves as the Company’s sole office and director.  As of June 30, 2013, the Company reported no related party loan amount due to BAI.  During the year ended December 31, 2012, Bonamour Asia, LLC, an entity solely owned by Mr. Halsey (“Bonamour Asia”) advanced the Company $7,000 in the form of direct payments to a vendor to the Company.  As of June 30, 2013, the Company reported a related party loan amount due to Bonamour Asia of $7,000.

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

NOTE 4 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2013 as a result of the losses recorded during the six months ended June 30, 2013 and net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of June 30, 2013, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

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

Overview

We are a developer, distributor and reseller of health and beauty products and originator of the “mind- body” system, a line of skincare products that we have developed and nutraceutical products we are developing to help people “live their best life.”  Our products are currently sold under the “Bonamour” brand name, and while we intend to continue to develop and expand our line of Bonamour-branded mind-body products, we may in the future sell our products under different labels, or serve as a reseller or distributor of health and beauty products for third party brands.

Since early 2011, we have been developing our Bonamour-branded skincare products and our first shipment was delivered to Bon Amour International, LLC (“BAI”), an affiliated company that is our primary customer, in November 2012.  Our current focus is on the Asian beauty and wellness market, which we believe has tremendous opportunities for expansion and growth.  While our objectives include branching out to other markets and developing a wider customer base, our sole customer during the during the three months ended June 30, 2013 was BAI, a multi-level marketing company focused on developing a global platform for entrepreneurs, wellness professionals, and individuals, which seeks to develop a global lifestyle wellness brand.  BAI has the exclusive right to sell Bonamour-branded products throughout Asia, and is our largest stockholder, holding approximately 71.6% of our voting common stock and 100% of our issued and outstanding voting Series A Preferred Stock.  BAI is controlled by Nathan Halsey, who also serves as our sole officer and director.  However, BAI is a separate company from us, and we have no economic interest in BAI or its business or operations.

Our principal office is located at 3500 Maple Avenue, Suite 1325, Dallas, Texas 75219 and our telephone number is (214) 855-0808.  We are traded on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “BONI.”  We do not currently have a corporate website.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At June 30, 2013, the Company had an accumulated deficit of $456,443, and for the six months ended June 30, 2013, incurred net losses of $297,179.  Management expects that the Company will need to raise additional capital to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

As of June 30, 2013, the Company’s cash balance was $241 and we had liabilities totaling $245,024, which includes $205,216 of related party debt and $39,808 in accounts payable.  At June 30, 2013 the Company’s working capital deficit was $203,687.

During the six months ended June 30, 2013, BAI, the majority stockholder of the Company, incurred certain costs associated with the Company’s operations, including human resource costs, travel expense, marketing expense and occupancy costs, totaling $246,776.  In January 2013, the Company made a payment to BAI in the amount of $18,668.  In April 2013, the Company applied $29,892 to partially offset accounts receivables with BAI.  At June 30, 2013 the outstanding balance associated with this allocation was $198,216.

Also during the six months ended June 30, 2013, the Company reduced the outstanding related party loan balance with BAI with (i) a $2,000 on account payment to Nathan W. Halsey’s BAI corporate credit card, (ii) an application of a $1,888 refund paid to BAI in error by one of the Company’s vendors and (iii) an application of $172,873 to partially offset accounts receivables with BAI of $202,765.   BAI is controlled by Mr. Halsey, who also serves as the Company’s sole office and director.  As of June 30, 2013, the Company reported no related party loan amount due to BAI.  During the year ended December 31, 2012, Bonamour Asia, LLC, an entity solely owned by Mr. Halsey (“Bonamour Asia”) advanced the Company $7,000 in the form of direct payments to a vendor to the Company.  As of June 30, 2013, the Company reported a related party loan amount due to Bonamour Asia of $7,000.

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

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

For the three months ended June 30, 2013 and 2012, the Company’s had revenue of $202,765 and $0, respectively.  The revenue was derived from the sale of our health and beauty products to a BAI.  Cost of goods sold totaled $71,148, resulting in a gross profit margin of 65%. For the three months ended June 30, 2013, the Company had operating expenses totaling $176,213 compared to $28,996 for the same period in 2012, an increase of $147,217.  This change is a result of expenses associated with the Company’s expansion of operations, including a $17,095 increase in sales and marketing expenses, a $29,463 increase in wages, a $37,217 increase in expenses related to computers and software, a $16,750 increase in travel expenses, a $14,160 increase in accounting fees, and a $3,218 increase in legal fees.

Comparison of Six Months Ended June 30, 2013 and 2012

For the six months ended June 30, 2013 and 2012, the Company’s had revenue of $202,765 and $0, respectively.  Cost of goods sold totaled $71,148, resulting in a gross profit margin of 65%. For the six months ended June 30, 2013, the Company had operating expenses totaling $428,796 compared to $67,958 for the same period in 2012, an increase of $360,838.  This change is a result of expenses associated with the Company’s expansion of operations, including a $116,203 increase in sales and marketing expenses, a $91,526 increase in wages, a $77,460 increase in expenses related to computers and software, a $29,858 increase in office expense, and a $45,250 increase in travel expenses. The foregoing expenses were offset by a $772 decrease in accounting fees and $14,696 decrease in legal fees.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan W. Halsey, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2013, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2013 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

There are no unreported sales of unregistered securities during the quarter ended June 30, 2013.

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

August 14, 2013	BONAMOUR, INC.

	By:	/s/ Nathan Halsey
Nathan Halsey
President, Chief Executive Officer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)