Form 10-Q
period 2013-09-30
BONAMOUR, INC.
filed 2013-11-06
CIK 1421871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-53186

BONAMOUR, INC.
(Exact name of registrant as specified in its charter)

Colorado	37-1441050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 Maple Avenue, Suite 1325, Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of October 23, 2013 was 199,500,000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BONAMOUR, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash	$46	$26,452
Inventory	3,841	57,990
Prepaid expense	37,256	63,402
Advances to officer (Note 3)	-	25,000

Total current assets	41,143	172,844

Other Assets:
Software development costs, net of amortization of
$11,250 and $7,500, respectively	3,750	7,500

Total other assets	3,750	7,500

Total assets	$44,893	$180,344

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$8,147	$60,765
Loans from related parties (Note 3)	262,835	21,087

Total current liabilities	270,982	81,852

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock - no par value; 25,000,000 shares authorized;
5,000,000 shares of Series A issued and outstanding	210,000	210,000
Common stock - no par value; 500,000,000 shares authorized;
199,500,000 shares issued and outstanding	15,000	15,000
Additional paid in capital	32,756	32,756
Accumulated deficit	(483,845)	(159,264)

Total stockholders' equity (deficit)	(226,089)	98,492

Total liabilities and stockholders' equity (deficit)	$44,893	$180,344

The accompanying footnotes are an integral part of these condensed financial statements.

BONAMOUR, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenue	$-	$-	$202,765	$-

Cost of goods sold	-	-	71,148	-

Gross profit	-	-	131,617	-

Operating expenses:
Selling, general and administration	26,152	118,327	452,448	183,785
Amortization expense	1,250	1,250	3,750	3,750
Total operating expenses	27,402	119,577	456,198	187,535

Loss before taxes	(27,402)	(119,577)	(324,581)	(187,535)

Provision for income taxes	-	-	-	-

Net loss	$(27,402)	$(119,577)	$(324,581)	$(187,535)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	199,500,000	199,500,000	199,500,000	199,500,000

The accompanying footnotes are an integral part of these condensed financial statements.

BONAMOUR, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(324,581)	$(187,535)
Adjustments to reconcile net loss to net cash flows
provided by (used in) operating activities:
Amortization of software development costs	3,750	3,750
Change in operating assets and liabilities:
Inventory	54,149	-
Product deposit	-	(56,055)
Customer deposit-related party	-	(471,379)
Advances to officer and related party	25,000	-
Prepaid expense	26,146	2,750
Accounts payable	(52,618)	(7,457)
Amount due to related parties	241,748	-

Net cash flows used in operating activities	(26,406)	(715,926)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Decrease in cash	(26,406)	(715,926)
Cash, beginning of period	26,452	1,511,338
Cash, end of period	$46	$795,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$99

Income taxes paid	$-	$-

The accompanying footnotes are an integral part of these condensed financial statements.

BONAMOUR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2012 audited financial statements of Bonamour, Inc. (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Condensed Financial Statements are abbreviated and contain only certain disclosures related to the nine month periods ended September 30, 2013 and 2012.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2012 included in our Form 10-K, filed with the Securities Exchange Commission on April 16, 2013. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

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

NOTE 3 – RELATED PARTIES

Allocation of Expenses

During the nine months ended September 30, 2013, Bon Amour International, LLC (“BAI”), the majority stockholder of the Company, incurred certain costs associated with the Company’s operations, including human resource costs, travel expense, marketing expense and occupancy costs, totaling $257,301.  In January 2013, the Company made a payment to BAI in the amount of $18,668.

In April 2013, the Company applied $29,892 to partially offset accounts receivables with BAI.  At September 30, 2013 the outstanding balance associated with this allocation was $208,741.

BONAMOUR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 – RELATED PARTIES (continued)

Related Party Loans

During 2012 and the nine months ended September 30, 2013, BAI advanced the Company $14,087 and $217,918, respectively.  During the nine months ended September 30, 2013, the Company reduced the outstanding related party loan balance with BAI with (i) a $2,000 payment to a BAI corporate credit card account issued in the name of Nathan Halsey, our sole officer and director, (ii) an application of a $1,888 refund paid to BAI in error by one of the Company’s vendors, (iii) a cash repayment of $1,150, and (iv) an application of $172,873 to partially offset accounts receivables with BAI of $202,765 (see Allocation of Expenses above).   BAI is controlled by Mr. Halsey.  As of September 30, 2013, the Company reported $54,094 as the related party loan amount due to BAI.

During the year ended December 31, 2012, Bonamour Asia, LLC (“Bonamour Asia”), an entity solely owned by Mr. Halsey, advanced the Company $7,000 in the form of direct payments to a vendor to the Company.  In September 2013, the Company repaid the advances from Bonamour Asia in full.

Advances to Officer

During October and November 2012, the Company advanced Mr. Halsey $25,000.  The amount was repaid in full in February 2013.

Occupancy Cost Allocation

BAI provided office space for the Company at no charge from December 30, 2010 to October 31, 2012.  In November 2012, BAI began billing the Company for office occupancy costs at a rate of $5,000 per month. In July 2013, BAI reduced its office occupancy cost rate to $1,000 per month, all of which is included in the Allocation of Expenses discussed above.  Management considers the Company's current office space arrangement adequate.

NOTE 4 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2013 as a result of the losses recorded during the nine months ended September 30, 2013 and net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of September 30, 2013, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

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

Since early 2011, we have been developing our Bonamour-branded skincare products and our first shipment was delivered to BAI, an affiliated company that is our primary customer, in November 2012.  Our current focus is on the Asian beauty and wellness market, which we believe has tremendous opportunities for expansion and growth.  While our objectives include branching out to other markets and developing a wider customer base, our sole customer during the during the nine months ended September 30, 2013 was BAI, a multi-level marketing company focused on developing a global platform for entrepreneurs, wellness professionals and individuals, which seeks to develop a global lifestyle wellness brand.  BAI has the exclusive right to sell Bonamour-branded products throughout Asia, and is our largest stockholder, holding approximately 71.6% of our voting common stock and 100% of our issued and outstanding voting Series A Preferred Stock.  BAI is controlled by Nathan Halsey, who also serves as our sole officer and director.  However, BAI is a separate company from us, and we have no economic interest in BAI or its business or operations.

Our principal office is located at 3500 Maple Avenue, Suite 1325, Dallas, Texas 75219 and our telephone number is (214) 855-0808.  We are traded on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “BONI.”  We do not currently have a corporate website.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At September 30, 2013, the Company had an accumulated deficit of $483,845, and for the nine months ended September 30, 2013, incurred net losses of $324,581.  Management expects that the Company will need to raise additional capital to sustain operations until such time as the Company can achieve profitability through sales of its products.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

As of September 30, 2013, the Company’s cash balance was $46 and we had liabilities totaling $270,982, which includes $262,835 of related party debt and $8,147 in accounts payable. At September 30, 2013 the Company’s working capital deficit was $229,839.

During the nine months ended September 30, 2013, BAI, the majority stockholder of the Company, incurred certain costs associated with the Company’s operations, including human resource costs, travel expense, marketing expense and occupancy costs, totaling $257,301.  In January 2013, the Company made a payment to BAI in the amount of $18,668.  In April 2013, the Company applied $29,892 to partially offset accounts receivables with BAI.  At September 30, 2013 the outstanding balance associated with this allocation was $208,741.

Also during the nine months ended September 30, 2013, the Company reduced its outstanding related party loan balance with BAI with (i) a $2,000 payment to a BAI corporate credit card account, (ii) an application of a $1,888 refund paid to BAI in error by one of the Company’s vendors, (iii) a cash payment of repayment $1,150, and (iv) an application of $172,873 to partially offset accounts receivables with BAI of $202,765.  BAI is controlled by Nathan Halsey, who also serves as the Company’s sole office and director.  As of September 30, 2013, the Company reported $54,094 as related party loan amount due to BAI.  During the year ended December 31, 2012, Bonamour Asia, an entity solely owned by Mr. Halsey advanced the Company $7,000 in the form of direct payments to a vendor to the Company.  In September 2013, the Company repaid the advances from Bonamour Asia in full.

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

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

For the three months ended September 30, 2013 and 2012, the Company had no revenue.  For the three months ended September 30, 2013, the Company had operating expenses totaling $27,402 compared to $119,577 for the same period in 2012, a decrease of $92,175. This change is a primarily a result of a decrease in consulting expense of $90,000, a decrease in sales and marketing expenses of approximately $6,000 and a decrease in computer and software expense of approximately $9,000 partially offset by an increase in wages of approximately $11,000.

Comparison of Nine Months Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013 and 2012, the Company’s had revenue of $202,765 and $0, respectively. Cost of goods sold totaled $71,148, resulting in a gross profit margin of approximately 63%. For the nine months ended September 30, 2013, the Company had operating expenses totaling $456,198 compared to $187,535 for the same period in 2012, an increase of $268,663.  This change is a primarily a result of expenses associated with the Company’s expansion of operations, including an increase in sales and marketing expenses of approximately $110,000, an increase in wages of approximately $102,000, an increase in expenses related to computers and software of approximately $69,000, an increase in office expenses of approximately $30,000, and an increases in travel expenses of approximately $45,000.  The foregoing expenses were offset by a decrease of approximately $90,000 in consulting expenses and a decrease of approximately $15,000 in legal fees.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan Halsey, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2013, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2013 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the quarter ended September 30, 2013.

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

November 6, 2013	BONAMOUR, INC.

	By:	/s/ Nathan Halsey
Nathan Halsey
President, Chief Executive Officer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)