Form 10-K
period 2013-12-31
BONAMOUR, INC.
filed 2014-03-31
CIK 1421871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-53186

BONAMOUR, INC.
(Exact name of registrant as specified in its charter)

Colorado	37-1441050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2301 Cedar Springs Road, Suite 450, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(214) 855-0808

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013 was $19,531,239 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of March 18, 2014 was 199,500,000.

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

At the end of 2010, we again underwent a change in control when Halter Capital and its affiliates entered into a Stock Purchase Agreement by and among the Company, certain shareholders of the Company and Bon Amour International, LLC (“BAI”), pursuant to which BAI acquired 95,000 shares of Company common stock for cash consideration of $5,000.  Subsequently, on December 30, 2010, the Company also entered into a Stock Purchase Agreement by and among the Company, Halter Capital and BAI, pursuant to which BAI acquired 1,255,000 shares of Company common stock (representing approximately 83.7% of our issued and outstanding common stock) from Halter Capital for cash consideration of $370,000.  The foregoing stock purchase transactions (collectively, the “BAI Acquisition”) both closed on January 6, 2011, and resulted in a change of control of the Company, as BAI acquired 90% of the then outstanding common stock of the Company. Upon the completion of the BAI Acquisition, Nathan W. Halsey was appointed as the sole director of the Company. Mr. Halsey was subsequently appointed as the Company’s President, Chief Executive Officer, and Secretary effective January 27, 2011.

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

On March 10, 2011, the Company executed a 133 for 1 forward split of its issued and outstanding Common Stock, effected in the form of a stock dividend. As a result of the forward split, the Company issued 198,000,000 shares to its shareholders of record on March 10, 2011. We subsequently filed an amendment to our Articles of Incorporation effective November 20, 2011, which (i) changed the Company’s name to Bonamour, Inc, (ii) amended the terms of our preferred stock, and (iii) designated Series A Preferred Stock of the Company.

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

Our principal office is located at 2301 Cedar Springs Road, Suite 450, Dallas, Texas 75201 and our telephone number is (214) 855-0808.  We are traded on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “BONI.”  We do not currently have a corporate website.

Our Principal Products

Beauty Products

We have developed and received orders for three skin care products, which we market as Bonamour’s “Rejuvenating TrioTM”.   These products include a rejuvenating skin cleanser, a cellular renewal complex and an anti-aging eye cream.  All three products are formulated with our proprietary Bonamour BlendTM + Active Plant Stem Cell Technology to help promote the production of collagen and protect against free radical damage.  These products are branded klenz, hi-drat, and ke-rekt, and will be sold by BAI in Asia.  In addition, during 2012, we developed an activating mineral mist, which is sold by Bonamour under the akte-vat label.

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

Products Under Development

Nutraceutical Products

We have also begun the process of developing a line of nutraceutical products. Nutraceuticals are products derived from food sources that provide health benefits in addition to the basic nutritional value found in foods.

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

Principal Markets

We currently focus the sales of our products in distinct markets.  In Asia, we will serve as the distributor of Bonamour products to BAI.  BAI is a multi-level marketing company, similar to Avon or Mary Kay Cosmetics, which focuses on the Asian marketplace, specifically in Macau and Hong Kong.  Individuals purchase BAI distributorships and sell BAI’s products exclusively through the BAI program.  We will provide the products sold by BAI participants, and we expect this to be our primary market for the near future. Pursuant to a license agreement with BAI (described below), BAI has the exclusive right to sell products branded with the Bonamour logo throughout all of Asia (the “BAI”).

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

Customers

During the 2011 fiscal year, we received one order for our products, which was fulfilled in November 2012. This order, from BAI, represents our only order for products since the Bonamour Acquisition. BAI is also a majority shareholder of Bonamour, and shares common management.  Management expects this relationship to continue and for BAI to be a significant customer in the future.  Our business is currently dependent upon the continuance of BAI as a significant part of the Company’s business, and the loss of BAI as a customer would have a material adverse effect on our results of operations.  In our current state, we do not believe our operations can succeed without BAI as a significant customer.

License Agreement

We have a license agreement with BAI (the “License Agreement”), wherein we granted BAI the exclusive right to distribute our products throughout Asia (the “BAI Territories”).  We currently anticipate that all products branded with the Bonamour trademark will be distributed to BAI through us, though the agreement does not mandate that we develop all BAI products.  To the extent BAI distributes Bonamour-branded products that are not sourced by us, the License Agreement provides us with quality control and inspection rights to help ensure that all products bearing the Bonamour name meet our standards.  In addition, we have the right to approve any marketing or advertising of Bonamour-branded products.  BAI will not pay any royalties to us for use of the Bonamour trademark.  The License Agreement is for a 1-year term, and will renew automatically for one-year periods unless terminated by either party on or before 30 days prior to the end of any term.

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

Sourcing, Manufacturing and Quality Assurance

We have made arrangements with Cosmetic Laboratories, a private label manufacturer located in Irving, Texas, to produce and package our Bonamour-branded products.  Cosmetic Laboratories has over twenty years of experience in private label manufacturing and packaging. We expect Cosmetic Laboratories will handle the manufacture, packaging and shipping of our products, and initially, it will serve as our sole supplier of such services.  Cosmetic Laboratories will assist us in multiple stages of production, such as procuring materials and providing finished products and packing and distribution, which helps us to control the cost of goods sold. Although we may elect to use a different manufacturer or multiple manufacturers in the future, there can be no assurance that this concentration will decrease over time.

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

Employees

As of March 18, 2014, we did not have any employees. Although we may hire employees in the future, we do not currently expect our business to require a significant number of employees, even if our business plan is successful. As our sole officer and director, Mr. Halsey is expected to be responsible for managing all of our affairs, including our administrative affairs and our public company reporting obligations.  Mr. Halsey is also expected to be responsible for directly or indirectly hiring and supervising all of the service providers or other personnel responsible for our operations and sales.

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

Additional Information

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a current report on Form 8-K. The public may read and copy any materials that we file with the SEC at the Public Reference Room at the SEC located at 100 F Street NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A.                      RISK FACTORS

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our principal office is located at 2301 Cedar Springs Road, Suite 450, Dallas, Texas 75201, in office space leased by BAI, our principal shareholder. BAI provides principal office space to us at $1,000 per month, and we are not subject to a written lease agreement.  We believe this property is in generally good condition and is suitable to carry on our business.  We also believe that if required, suitable alternative office space will be available on commercially reasonable terms.

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
PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

           Our Common Stock is quoted on the OTCQB under the symbol “BONI.”  The following table sets forth, for the periods indicated, the high and low sales prices of our Common Stock as reported on the OTCQB. This information has been obtained from the OTCQB.

Quarter Ended	High	Low
Fiscal Year 2013
Fourth Quarter	$0.37	$0.13
Third Quarter	$0.51	$0.14
Second Quarter	$0.53	$0.35
First Quarter	$0.45	0.20

Fiscal Year 2012
Fourth Quarter	$0.40	$0.20
Third Quarter	$0.45	$0.30
Second Quarter	$0.60	$0.32
First Quarter	$1.51	$0.30

On March 18, 2014, the last sale price of our Common Stock reported by the OTCQB was $0.05.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of March 18, 2014, we had 401 record holders of our Common Stock.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.”  As of March 18, 2014, we had 199,500,000 shares of our Common Stock outstanding.

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

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

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

Overview

The Company is in the business of the manufacture, distribution and sale of proprietary, Bonamour -branded beauty products for resale. In addition to its beauty products, which currently include only skincare products, the Company is currently developing nutraceutical products both under the Bonamour name and for resale by third parties under alternate names.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, dependent upon the Company's ability, among other matters, to establish itself as a profitable business.  At December 31, 2013, the Company had an accumulated deficit of $546,417.  To date, the Company’s sales have been to a related party (see NOTE 4-RELATED PARTIES in the accompanying financial statements for more details).

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

Recently Issued Accounting Pronouncements

During the year ended December 31, 2013 and through March 31, 2014, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”).  Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, and are therefore not expected to have any impact once adopted.

Significant Accounting Policies

Cash

For purposes of the statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less at the time of purchase to be cash and cash equivalents.  Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits.  The Company had no amounts on deposit in excess of federally insured limits at December 31, 2013.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms.  The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Trade accounts receivable passed due by more than 90 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer.  Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received.  At December 31, 2013 and 2012, the Company had no trade accounts receivable.

Inventory

Inventory represents packaged health and beauty products and containers which are valued at the lower of cost or market using the average cost method.

Revenue Recognition

Revenue is recognized when 1) persuasive evidence of a sales arrangement exists, 2) the selling price is fixed or determinable, 3) delivery of the product or service occurs, and 4) collection is probable.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet date, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended December 31, 2013 and 2012.

Fair Value Measurements

ASC Topic 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires certain disclosures about fair value measurements.  In general, fair values of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.

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

In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position.  Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which those changes in judgment occur.  The Company recognizes both interest and penalties related to uncertain tax positions as part of its income tax provision.

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC Topic 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potentially dilutive common shares consist of stock options and warrants to purchase common stock of the Company of which the Company had none at December 31, 2013 and 2012.

Stock Based Compensation

The Company recognizes compensation expense for all stock based payments granted based on the grant date fair value estimated in accordance with ASC Topic 718, Compensation, Stock Compensation.  Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award's estimated lives for fixed awards with ratable vesting provisions.  The Company recognized no stock based compensation during the years ended December 31, 2013 and 2012.

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

Liquidity and Capital Resources

As of December 31, 2013, the Company’s cash balance was $44.  Our ability to increase our revenue in order to maintain profitability is solely dependent upon the purchase requirements of our sole current customer and related party, BAI.  If BAI’s purchase requirements do not meet our revenue objective, we will not be able to sustain profitability and will be required to obtain funds through debt or equity financing sources, however, there can be no assurance that management will be able to successfully obtain this financing.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

For the year ended December 31, 2013 the Company had revenue of $202,765 compared to $560,000 in revenues for the year ended December 31, 2012.  The revenue in 2013 and 2012 were derived from the sale of our health and beauty products to BAI, our principal stockholder.

For the years ended December 31, 2013 and 2012, the Company’s cost of goods sold totaled $112,330 and $43,701, respectively, resulting in a gross profit margin of 45% and 92%, respectively.

For the year ended December 31, 2013, the Company had operating expenses totaling $477,588 compared to $412,792 for the same period in 2012, an increase of $64,796.  This change is primarily a result of increases in human resource cost (approximately $62,000), third party services (approximately $61,000), marketing costs (approximately $35,000) and office (approximately $26,000) and other expenses (approximately $5,000) which were offset by decreases in professional fees (approximately $104,000) and travel expenses (approximately $20,000).

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE

None.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan W. Halsey, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2013, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2013, were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2013, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual currently serves and has served during the fiscal year ended December 31, 2013, as the sole director and executive officer of our Company.  All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.  The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Executive Officer and Director	Age	Date of Appointment	Position(s) Held
Nathan W. Halsey	37	January 20, 2011	Director, President, Chief Executive Officer and Secretary

           Mr. Halsey was appointed as the sole member of the Board of Directors pursuant to the terms of the BAI Acquisition effective January 20, 2011. Subsequently, Mr. Halsey was appointed by the Board of Directors to serve as President, Chief Executive Officer, and Secretary of the Company, effective January 27, 2011. There are no other arrangements or understandings between our sole director and executive officer and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current Board of Directors.  There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

The following is a brief account of the business experience during at least the past five years of our current sole director and executive officer identified above.

Nathan W. Halsey - President, Chief Executive Officer, Secretary and Director

On January 20, 2011, Mr. Halsey was appointed to serve as a director of the Company replacing Kevin B. Halter, Jr. upon his resignation as the former sole director of the Company.  Subsequently, Mr. Halsey was appointed to serve as our President, Chief Executive Officer and Secretary effective January 27, 2011. Mr. Halsey is also the sole Manager, Chief Executive Officer and President of Bon Amour International, LLC, our principal shareholder. Mr. Halsey also serves as Chief Executive Officer, President, Secretary and a director of TexStar Oil Corporation. Mr. Halsey began his career as a management and strategy consultant for Ernst & Young, LLP. In this capacity, Mr. Halsey provided transformation advisory services to telecommunications companies. Mr. Halsey’s clients included businesses that ranged in size from start‐ups to Fortune 500 companies such as AT&T. In 2003, Mr. Halsey founded NWH Management, LLC, a holding and investment company with a focus on energy exploration and commercial real estate development. Between 2003 and 2008, Mr. Halsey oversaw the launch of three start-up portfolio companies, managed over $150 million in investments in energy exploration, commercial real estate development and private equity participation in early stage technology companies. In 2009, Mr. Halsey became sole Manager, Chief Executive Officer and President of Bon Amour International, LLC, a NWH Management, LLC portfolio company. In May 2010, Nathan oversaw the opening of the Bonamour Asia regional headquarters office in Hong Kong. In its first four months of operations, Bonamour Asia expanded from Hong Kong to Singapore, Malaysia, and Indonesia.

Significant Employees

We have no employees as of the date of this report.

Family Relationships

There are no family relationships between any of our current and/or former directors and executive officers.

Involvement In Certain Legal Proceedings

During the past ten years, neither Nathan W. Halsey, the Company's sole officer and director, nor any business in which he was an executive officer, have been involved in a bankruptcy petition, been subject to a criminal proceeding (excluding traffic violations and other minor offenses), been subject to any order enjoining or suspending their involvement in any type of business, or been party to an alleged violation of a securities law, commodities law, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud, or rules of any organization that has disciplinary authority over its members.

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

To our knowledge (based solely upon a review of any Forms 3 and 4 furnished to us under Rule 16a-3(e) during our most recently concluded fiscal year, any Forms 5 furnished to us with respect to such fiscal year and any applicable written representations), except as set forth below, no person who was subject to Section 16 at any time during such fiscal year failed to file on a timely basis, as disclosed in such Forms, reports required by Section 16(a) during such fiscal year or prior fiscal years, except as otherwise disclosed herein.

Bon Amour International, LLC, a direct beneficial owner of more than 10% of our common stock, failed to file a Form 4 to report (before the end of the second business day following) reporting the transfer of shares of the Company’s common stock to third parties.  While the Company does not have detailed information regarding such transfers, it is the Company’s understanding that since the filing of the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, Bon Amour International, LLC has transferred 37,518,289 shares of the Company’s common stock.  The Company has requested that Bon Amour International, LLC file one or more late Form 4’s disclosing such transfers as soon as possible.

Code of Ethics for Financial Executives

The Company has adopted a Financial Code of Ethics applicable to our directors, officers and employees. A copy of the Company’s Financial Code of Ethics is attached as Exhibit 14.2 to the Company’s Registration Statement on Form 10 filed on April 22, 2008.  The Company will provide a copy of this policy free of charge upon written request to Nathan W. Halsey, President, Bonamour, Inc., 2301 Cedar Springs Road, Suite 450, Dallas, Texas 75201.

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

ITEM 11.                     EXECUTIVE COMPENSATION

None of our executive officers have received compensation for services rendered in any capacity on behalf of the Company during the years ended December 31, 2013 and 2012.

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

ITEM 12.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of March 18, 2014, of each class of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, each of our directors and executive officers; and all of our directors and executive officers as a group.   The information presented below regarding beneficial ownership of our securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.  This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Except as otherwise listed below, the address of each person is c/o Bonamour, Inc., 2301 Cedar Springs Road, Suite 450, Dallas, Texas 75201. Except as set forth below, applicable percentages are based upon 199,500,000 shares of Common Stock and 5,000,000 shares of our Series A Preferred Stock outstanding as of March 18, 2014.

Title of Class	Name of Beneficial Owner	Beneficial Ownership
		Shares	Percentage
Common	Nathan Halsey President, Chief Executive Officer, Secretary and Director	142,031,711(1)	71.2%
Series A Preferred	Nathan Halsey President, Chief Executive Officer, Secretary and Director	5,000,000(1)	100.0%
Common	Bon Amour International, LLC	142,031,711	71.2%
Series A Preferred	Bon Amour International, LLC	5,000,000	100.00%
Common	All Current Officers and Directors as a group (1 person – Does not include Former Directors/Officers)	142,031,711	71.2%
Series A Preferred	All Current Officers and Directors as a group (1 person – Does not include Former Directors/Officers)	5,000,000	100.0%

(1) By virtue of his position as the sole Manager, Chief Executive Officer and President of Bon Amour International, LLC, Mr. Halsey may be deemed to beneficially own the 142,031,711 shares of the Company's Common Stock and 5,000,000 shares of the Company’s Series A Preferred Stock beneficially owned by Bon Amour International, LLC. Mr. Halsey disclaims beneficial ownership of these shares.

ITEM 13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the year ended December 31, 2013, BAI, our principal stockholder, incurred certain costs associated with the Company’s operations, including human resource costs, travel expense, marketing expense and occupancy costs, totaling $267,826.  In January 2013, the Company made a payment to BAI in the amount of $18,668.

During 2013, through cash advances or vendor payments, BAI advanced the Company $224,465.  During 2013, the Company reduced the outstanding related party loan balance with BAI with (i) a $2,000 payment to a BAI corporate credit card account issued in the name of Nathan Halsey, our sole officer and director, (ii) an application of a $1,888 refund paid to BAI in error by one of the Company’s vendors, (iii) a cash repayment of $1,150, and (iv) an application of $55,870 to partially offset accounts receivables with BAI of $202,765.   BAI is controlled by Mr. Halsey.

In November 2012, BAI began billing the Company for office occupancy costs at a rate of $5,000 per month. In July 2013, BAI reduced its office occupancy cost rate to $1,000 per month.

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

ITEM 14.                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Turner Stone & Company, LLP for professional services rendered for the audit of our annual financial statements for 2013 and 2012 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $24,840 and $22,860, respectively.

Audit-Related Fees

No fees or expenses were billed by Turner Stone & Company, LLP in fiscal years 2013 or 2012 for professional services rendered, other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

No fees or expenses were billed by Turner Stone & Company, LLP in fiscal years 2013 or 2012 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2013 or 2012 fiscal years for any other products or professional services rendered by Turner Stone & Company, LLP other than as described above.

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

3.4	Certificate of Designation of Series A Preferred Stock of Bonamour, Inc. dated effective November 20, 2011 (incorporated by reference to Exhibit 3.4 of the September 2011 Q).
3.5	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10 filed with the Commission on April 22, 2008).
14.1	Ventura Assets Limited Financial Code of Ethics Bylaws (incorporated by reference to Exhibit 14.2 of the Company’s Registration Statement on Form 10 filed with the Commission on April 22, 2008).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 31, 2014	BONAMOUR, INC.

	By:	/s/ Nathan Halsey
Nathan Halsey
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nathan Halsey Nathan Halsey	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 31, 2014

Report of Independent Registered Public Accounting Firm

Director and Stockholders
Bonamour, Inc.
Dallas, Texas

We have audited the accompanying balance sheets of Bonamour, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

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

Turner, Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
March 31, 2014

BONAMOUR, INC.
BALANCE SHEETS

	December 31,
	2013	2012

ASSETS

Current Assets:
Cash	$44	$26,452
Inventory	3,840	57,990
Prepaid expense	-	63,402
Advances to officer (Note 4)	-	25,000

Total current assets	3,884	172,844

Other Assets:
Software development costs, net of amortization of
$12,500 and $7,500, respectively	2,500	7,500

Total other assets	2,500	7,500

Total assets	$6,384	$180,344

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$15,139	$60,765
Advances from related parties (Note 4)	279,906	21,087

Total current liabilities	295,045	81,852

Commitments and Contingencies (Note 7)

Stockholders' Equity (Deficit):
Preferred stock - no par value; 25,000,000 shares authorized;
5,000,000 shares of Series A issued and outstanding	210,000	210,000
Common stock - no par value; 500,000,000 shares authorized;
199,500,000 shares issued and outstanding	15,000	15,000
Additional paid in capital	32,756	32,756
Accumulated deficit	(546,417)	(159,264)

Total stockholders' equity (deficit)	(288,661)	98,492

Total liabilities and stockholders' equity (deficit)	$6,384	$180,344

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Years Ended
	December 31,
	2013	2012

Revenue, net	$202,765	$560,000

Cost of goods sold	112,330	43,701

Gross profit	90,435	516,299

Operating expenses:
Selling, general and administration	472,588	407,792
Amortization expense	5,000	5,000
Total operating expenses	477,588	412,792

Income (loss) before provision for income taxes	(387,153)	103,507

Provision for income taxes	-	-

Net income (loss)	$(387,153)	$103,507

Earning (loss) per share, basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding	199,500,000	199,500,000

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance, January 1, 2012	5,000,000	$ 210,000	199,500,000	$ 15,000	$ 32,756	$ (262,771)	$ (5,015)

Net income	-	-	-	-	-	103,507	103,507

Balance, December 31, 2012	5,000,000	210,000	199,500,000	15,000	32,756	(159,264)	98,492

Net loss	-	-	-	-	-	(387,153)	(387,153)

Balance, December 31, 2013	5,000,000	$ 210,000	199,500,000	$ 15,000	$ 32,756	$ (546,417)	$ (288,661)

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Years Ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(387,153)	$103,507
Adjustments to reconcile net income (loss) to net
cash flows used in operating activities:
Amortization of software development costs	5,000	5,000
Change in operating assets and liabilities:
Inventory	54,150	(57,990)
Prepaid expense	63,402	(85,652)
Accounts payable	(45,626)	40,412
Customer deposit-related party	-	(1,511,250)
Advances from related parties	283,819	21,087

Net cash used in operating activities	(26,408)	(1,484,886)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Decrease in cash	(26,408)	(1,484,886)
Cash, beginning of year	26,452	1,511,338
Cash, end of year	$44	$26,452

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Bonamour, Inc., f/k/a Ventura Assets Limited (“Bonamour” or the “Company”) was incorporated under the laws of Colorado on August 9, 2002.  Effective as of November 20, 2011, the Company amended its Articles of Incorporation to change its name from Ventura Assets Limited to Bonamour, Inc.

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

On December 30, 2010, the Company entered into a Stock Purchase Agreement (the “December 2010 SPA”) with Halter Capital Corporation (“Halter Capital”) and Bon Amour International, LLC, a Texas limited liability company (“BAI”) (see NOTE 4 – RELATED PARTIES for more details), pursuant to which BAI acquired 166,915,000 post forward split shares of the Company’s common stock (representing approximately 83.7% of its then issued and outstanding common stock) from Halter Capital for cash consideration of $370,000 (“Bonamour Acquisition”).  The December 2010 SPA transaction closed on January 6, 2011, and resulted in a change of control of the Company.

Since the completion of the Bonamour Acquisition in early 2011, we have been developing our Bonamour-branded skincare products and made delivery of our first shipment in November of 2012.  Our current focus is on the Asian beauty and wellness market, which we believe has tremendous opportunities for expansion and growth.  While our objectives include branching out to other markets and developing a wider customer base, currently our sole customer is BAI, a multi-level marketing company focused on developing a global platform for entrepreneurs, wellness professionals, and individuals, which seeks to develop a global lifestyle wellness brand.  BAI has the exclusive right to sell Bonamour-branded products throughout Asia, and is our largest shareholder, holding approximately 71% of our Common Stock and 100% of our Series A Preferred stock.  BAI is controlled by Nathan Halsey, who also serves as our sole officer and director.  However, BAI is a separate company from us, and we have no economic interest in BAI or its business or operations.

Our Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol "BONI."

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, dependent upon the Company's ability, among other matters, to establish itself as a profitable business.  At December 31, 2013, the Company had an accumulated deficit of $546,417.  To date, the Company’s sales have been to a related party (see NOTE 4 – RELATED PARTIES for more details).

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

BONAMOUR, INC.
NOTES TO FINANCIAL STATEMENTS

Cash

For purposes of the statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less at the time of purchase to be cash and cash equivalents.  Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits.  The Company had no amounts on deposit in excess of federally insured limits at December 31, 2013.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms.  The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Trade accounts receivable past due by more than 90 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer.  Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received.  At December 31, 2013 and 2012, the Company had no trade accounts receivable.

Inventory

Inventory represents packaged health and beauty products and containers which are valued at the lower of cost or market using the average cost method.

Revenue Recognition

Revenue is recognized when 1) persuasive evidence of a sales arrangement exists, 2) the selling price is fixed or determinable, 3) delivery of the product or service occurs, and 4) collection is probable.

Fair value of financial instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended December 31, 2013 and 2012.

BONAMOUR, INC.
NOTES TO FINANCIAL STATEMENTS

Fair value measurements

ASC Topic 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires certain disclosures about fair value measurements.  In general, fair values of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.

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

In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position.  Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which those changes in judgment occur.  The Company recognizes both interest and penalties related to uncertain tax positions as part of its income tax provision.

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC Topic 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options and warrants to purchase common stock of the Company of which the Company had none at December 31, 2013 and 2012.

Stock Based Compensation

The Company recognizes compensation expense for all stock based payments granted based on the grant date fair value estimated in accordance with ASC Topic 718, Compensation, Stock Compensation.  Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award's estimated lives for fixed awards with ratable vesting provisions.  The Company recognized no stock based compensation during the years ended December 31, 2013 and 2012.

Use of Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities.  We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

BONAMOUR, INC.
NOTES TO FINANCIAL STATEMENTS

Recently Issued and Newly Adopted Accounting Pronouncements

During the year ended December 31, 2013 and through March 31, 2014 there were several new accounting pronouncements issued by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 3 – INVENTORY

Inventory consists of the following:
	December 31,
	2013	2012
Finished product	$313	$54,463
Containers	3,527	3,527
TOTAL INVENTORY	$3,840	$57,990

NOTE 4 – RELATED PARTIES

Sales Deposit

On December 28, 2011, the Company accepted a purchase order from BAI, pursuant to which the Company will deliver certain Bonamour branded products (the “Bonamour Trio”), to BAI for consumer resale by BAI in Asia.  The payment terms called for an advance payment of $1,511,250.  The payment was received on December 30, 2011 and recorded as customer deposit-related party (the “Deposit”) on the Company’s financial statements.  In August 2012, a review of the project status revealed an overpayment of the Deposit in the amount of $906,750.  Between June and December 2012 the entire amount was repaid to BAI.  In November 2012, the Company recorded sales of its Bonamour Trio to BAI in the amount of $560,000 and applied this amount to the outstanding Deposit balance.  On September 30 and December 31, 2012, the Company offset $11,379 and $23,450, respectively, of the Deposit against amounts due to the Company by BAI.  As of December 31, 2012, the remaining balance of $9,671 was reclassified to loans from related parties in the accompanying financial statements.

Allocation of Expenses

During the year ended December 31, 2013, BAI incurred certain costs associated with the Company’s operations, including human resource costs, travel expense, marketing expense and occupancy costs, totaling $267,826.  In January 2013, the Company made a payment to BAI in the amount of $18,668.

In April 2013, the Company applied $146,895 to partially offset accounts receivables with BAI.  At December 31, 2013 the outstanding balance associated with this allocation was $102,263.

BONAMOUR, INC.
NOTES TO FINANCIAL STATEMENTS

Related Party Advances

During 2013 and 2012, through cash advances or vendor payments, BAI advanced the Company $224,465 and $14,087, respectively.  During 2013, the Company reduced the outstanding related party loan balance with BAI with (i) a $2,000 payment to a BAI corporate credit card account issued in the name of Nathan Halsey, our sole officer and director, (ii) an application of a $1,888 refund paid to BAI in error by one of the Company’s vendors, (iii) a cash repayment of $1,150, and (iv) an application of $55,870 to partially offset accounts receivables with BAI of $202,765 (see Allocation of Expenses above).   BAI is controlled by Mr. Halsey.  As of December 31, 2013, the Company reported $177,644 as the related party loan amount due to BAI.

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

NOTE 5 – CAPITAL STOCK

At December 31, 2013, the Company had 500,000,000 authorized shares of Common Stock with a no par value and 25,000,000 authorized shares of Preferred Stock with no par value.

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

Preferred Stock

Effective as of November 20, 2011, the Board of Directors designated 10,000,000 shares of authorized preferred stock of the Company as Series A Preferred Stock.  Each holder of the Series A Preferred Stock is entitled to 20 votes for each share of Series A Preferred Stock held on any matter submitted to shareholders.  Shares of Series A Preferred Stock rank pari passu with the Company’s Common Stock with respect to dividends and any liquidation, winding up or dissolution of the Company.  On December 31, 2011, the Company issued 5,000,000 shares of its Series A Preferred Stock to BAI.

BONAMOUR, INC.
NOTES TO FINANCIAL STATEMENTS

At December 31, 2012, the Company had the above 5,000,000 shares of its Preferred Stock issued and outstanding.  The Company is authorized to issue up to 25,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors.  Accordingly, the Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock.  In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  If the Company issues shares of Preferred Stock and it is subsequently liquidated or dissolved, the preferred shareholders may have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

NOTE 6 – INCOME TAXES

The Company had a federal net operating tax loss carry-forward of approximately $471,000 as of December 31, 2013.  The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2031.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	Years Ended December 31,
	2013	2012

Expected income tax expense (benefit) at statutory rate of 34%	$(136,000)	$36,000
Other	8,000	-0-
Change in valuation allowance	128,000	(36,000)
Income tax expense (benefit)	$-0-	$-0-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes.  Temporary differences, which give rise to a net deferred tax asset, are as follows:

	December 31,
	2013	2012
Deferred Tax Assets:

Tax benefit of net operating loss carry-forward	$171,000	$43,000
Timing differences	(3,000)	(3,000)
Less: valuation allowance	(168,000)	(40,000)
Net deferred tax asset	$-0-	$-0-

In 2013 the deferred tax valuation allowance increased by $128,000, while in 2012 the deferred tax valuation allowance decreased $36,000.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.  As of December 31, 2013 and 2012, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

BONAMOUR, INC.
NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

At December 31, 2013 and 2012 the Company was not obligated under any significant commitments or contingencies, except as set forth in NOTE 4 – RELATED PARTIES.