Form 10-Q
period 2014-03-31
BONAMOUR, INC.
filed 2014-05-12
CIK 1421871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-53186

BONAMOUR, INC.
(Exact name of registrant as specified in its charter)

Colorado	37-1441050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4514 Cole Avenue, Suite 600, Dallas, Texas	75205
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of May 1, 2014 was 199,500,000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BONAMOUR, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash	$260	$44
Inventory	3,840	3,840
Prepaid expense	23,350	-

Total current assets	27,450	3,884

Other Assets:
Software development costs, net of amortization of
$13,750 and $12,500, respectively	1,250	2,500

Total other assets	1,250	2,500

Total assets	$28,700	$6,384

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$26,812	$15,139
Loans from related parties	327,399	279,906

Total current liabilities	354,211	295,045

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - no par value; 25,000,000 shares authorized;
5,000,000 shares of Series A issued and outstanding	210,000	210,000
Common stock - no par value; 500,000,000 shares authorized;
199,500,000 shares issued and outstanding	15,000	15,000
Additional paid in capital	32,756	32,756
Accumulated deficit	(583,267)	(546,417)

Total stockholders' deficit	(325,511)	(288,661)

Total liabilities and stockholders' deficit	$28,700	$6,384

The accompanying footnotes are an integral part of these condensed financial statements.

BONAMOUR, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Revenue, net	$-	$-

Operating expenses:
Selling, general and administration	35,600	251,333
Amortization expense	1,250	1,250
Total operating expenses	36,850	252,583

Loss before provision for income taxes	(36,850)	(252,583)

Provision for income taxes	-	-

Net loss	$(36,850)	$(252,583)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	199,500,000	199,500,000

The accompanying footnotes are an integral part of these condensed financial statements.

BONAMOUR, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,850)	$(252,583)
Adjustments to reconcile net loss to net
cash flows provided by (used in) operating activities:
Amortization of software development costs	1,250	1,250
Change in operating assets and liabilities:
Prepaid expense	(23,350)	26,146
Accounts payable	11,673	33,465
Advances to related party	-	25,000
Loans from related parties	47,493	143,007

Net cash provided by (used in) operating activities	216	(23,715)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Increase (decrease) in cash	216	(23,715)
Cash, beginning of period	44	26,452
Cash, end of period	$260	$2,737

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying footnotes are an integral part of these condensed financial statements.

BONAMOUR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2013 audited financial statements of Bonamour, Inc. (the ''Company'').  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Condensed Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended March 31, 2014 and 2013.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2013 included in our Form 10-K, filed with the Securities Exchange Commission on March 31, 2014.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

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

NOTE 3 – RELATED PARTIES

Allocation of Expenses

During the three months ended March 31, 2014, Bon Amour International, LLC (''BAI''), the majority stockholder of the Company, incurred certain costs associated with the Company’s operations, including human resource costs and occupancy costs totaling $10,525.  At March 31, 2014 the outstanding balance associated with this allocation was $112,788.

Loans

During the three months ended March 31, 2014. BAI advanced the Company $31,148 and made certain payments on the Company's behalf totaling $5,820.  As of March 31, 2014, the Company reported a related party loan amount due to BAI of $214,611.

Occupancy Cost Allocation

BAI provides office space to the Company at $1,000 per month, which is included in “Allocation of Expenses” discussed above.  Management considers the Company's current office space arrangement adequate.

NOTE 4 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2014 as a result of the losses recorded during the three months ended March 31, 2014 and net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of March 31, 2014, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

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

Since early 2011, we have been developing our Bonamour-branded skincare products and our first shipment was delivered to BAI, an affiliated company that is our primary customer, in November 2012.  Our current focus is on the Asian beauty and wellness market, which we believe has tremendous opportunities for expansion and growth.  While our objectives include branching out to other markets and developing a wider customer base, our sole customer since we began selling Bonmour-branded products has been BAI, a multi-level marketing company focused on developing a global platform for entrepreneurs, wellness professionals and individuals, which seeks to develop a global lifestyle wellness brand.  BAI has the exclusive right to sell Bonamour-branded products throughout Asia, and is our largest stockholder, holding approximately 71% of our voting common stock and 100% of our issued and outstanding voting Series A Preferred Stock.  BAI is controlled by Nathan Halsey, who also serves as our sole officer and director.  However, BAI is a separate company from us, and we have no economic interest in BAI or its business or operations.

Our principal office is located at 4514 Cole Avenue, Suite 600, Dallas, Texas, 75205 and our telephone number is (214) 855-0808.  Our common stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “BONI.”  We do not currently have a corporate website.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At March 31, 2014, the Company had an accumulated deficit of $583,267, and for the three months ended March 31, 2014, incurred net losses of $36,850.  Management expects that the Company will need to raise additional capital to sustain operations until such time as the Company can achieve profitability through sales of its products.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

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

As of March 31, 2014, the Company’s cash balance was $260. Our ability to increase our revenue in order to maintain profitability is solely dependent upon the purchase requirements of our sole current customer and related party, BAI. If BAI’s purchase requirements do not meet our revenue objective, we will not be able to sustain profitability and will be required to obtain funds through debt or equity financing sources, however, there can be no assurance that management will be able to successfully obtain this financing.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

For the three months ended March 31, 2014 and 2013, the Company had no revenue.  For the three months ended March 31, 2014, the Company had operating expenses totaling $36,850 compared to $252,583 for the same period in 2013, a decrease of $215,733. This change is primarily a result of, a decrease in sales and marketing expenses of approximately $99,108, a decrease in human resource costs of $54,538, a decrease in computer and software expense of $40,242 and a decrease in travel related expenses of $28,500 partially offset by an increase in legal and accounting fees of $18,465.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan Halsey, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2014, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2014 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the quarter ended March 31, 2014.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2014	BONAMOUR, INC.

	By:	/s/ Nathan Halsey
Nathan Halsey
President, Chief Executive Officer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)