Form 10-K/A
period 2013-12-31
BONAMOUR, INC.
filed 2014-12-17
CIK 1421871

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

Bonamour, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014 (the “2013 Form 10-K”). This Form 10-K/A is in response to comments made by the SEC on the Company’s 2013 Form 10-K, received by the Company on October 24, 2014 (the “SEC Comment Letter”).  It amends the 2013 Form 10-K by: (1) revising and clarifying disclosures in “Item 1 – Business” to reflect that (i) the Company’s rights to develop and manufacture its products are not proprietary, (ii) the Company obtained all rights, title and interest in its trademarks throughout the world from Bonamour International, LLC (“BAI”) by virtue of an Assignment of Trademark Rights, and that the Company licensed back certain of those rights to BAI for limited purposes (iii) correcting a disclosure that the Company’s only order from BAI was fulfilled in 2012 and disclosing that a separate order from BAI was received and filled in 2013, (iv) clarifying that revenues generated by the Company were generated from the 2013 BAI order, and (v) disclosing additional information regarding the Company’s relationship with Cosmetic Laboratories; (2) providing additional disclosure in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” regarding certain human resources costs; (3)  providing additional disclosure in “Item 13 – Certain Relationships and Related Transactions, and Director Independence” regarding loans, cash advances and vendor payments made to the Company (or on its behalf) by BAI; (4) revising the Statements of Operations to clearly reflect revenues derived from related party sales; and (5) revising the disclosure in “Note 2 – Summary of Significant Accounting Policies – Revenue Recognition” presented in the Notes to the Financial Statements, to clarify how revenue from related party sales transactions is recognized.

Except as described above, no other changes have been made to the 2013 Form 10-K, and this Form 10-K/A does not otherwise amend, update or change the financial statements or disclosures in the 2013 Form 10-K.

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

Since the completion of the Bonamour Acquisition in early 2011, we have been developing our Bonamour-branded skincare products and our first shipment was delivered to BAI in November 2012.  Our current focus is on the Asian beauty and wellness market, which we believe has tremendous opportunities for expansion and growth.  While our objectives include branching out to other markets and developing a wider customer base, our sole customer during the 2012 and 2013 fiscal years was BAI, a multi-level marketing company focused on developing a global platform for entrepreneurs, wellness professionals, and individuals, which seeks to develop a global lifestyle wellness brand.  BAI has the exclusive right to sell Bonamour-branded products throughout Asia, and is our largest shareholder, holding approximately 71.6% of our voting stock.  BAI is controlled by Nathan Halsey, who also serves as our sole office and director.  However, BAI is a separate company from us, and we have no economic interest in BAI or its business or operations.

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

Customers

During the 2011 fiscal year, we received one order from BAI for our products, which was fulfilled in November 2012. During the 2013 fiscal year, we received a subsequent order from BAI for our products, which was fulfilled in April 2013 and resulted in revenues of $202,765.  The orders from BAI, represent our only sales of products since the Bonamour Acquisition. BAI is also a majority shareholder of Bonamour, and shares common management.  Management expects this relationship to continue and for BAI to be a significant customer in the future.  Our business is currently dependent upon the continuance of BAI as a significant part of the Company’s business, and the loss of BAI as a customer would have a material adverse effect on our results of operations.  In our current state, we do not believe our operations can succeed without BAI as a significant customer.

Trademark Rights and License Agreement

On March 20, 2012 we obtained an Assignment of Trademark Rights pursuant to which BAI, our controlling shareholder, assigned all right, title and interest in and to the Bonamour trademarks throughout the world.

Subsequently, we entered into a license agreement with BAI (the “License Agreement”), our controlling shareholder, wherein we licensed back to BAI the exclusive right to distribute our products and utilize the Bonamour trademarks throughout Asia (the “BAI Territories”) in connection with the promotion, advertising, sale and distribution of Bonamour branded goods and services, and in connection with the operation of BAI’s business in the BAI Territories.  Though the right to develop and manufacture our products is not proprietary and the License Agreement does not mandate that we develop all BAI products, we currently anticipate that all products branded with the Bonamour trademark and sold under the Bonamour brand by BAI will be purchased by BAI from  us.  To the extent BAI distributes Bonamour-branded products that are not sourced by us, the License Agreement provides us with quality control and inspection rights to help ensure that all products bearing the Bonamour name meet our standards.  In addition, we have the right to approve any marketing or advertising of Bonamour-branded products.  BAI will not pay any royalties to us for use of the Bonamour trademark.  The License Agreement is for a 1-year term, and will renew automatically for one-year periods unless terminated by either party on or before 30 days prior to the end of any term.

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

Sourcing, Manufacturing and Quality Assurance

We have made arrangements with Cosmetic Laboratories, a private label manufacturer located in Irving, Texas, to produce and package our Bonamour-branded products.  Cosmetic Laboratories has over twenty years of experience in private label manufacturing and packaging. We began working with Cosmetic Laboratories to develop and manufacture products (which ultimately became known as the BONAMOUR Rejuvenating Trio) in 2011. Cosmetic Laboratories was the sole provider utilized for the manufacture, packaging and shipping of our Bonamour-branded products through the fiscal year ended December 31, 2013.  Cosmetic Laboratories will assist us in multiple stages of production, such as procuring materials and providing finished products and packing and distribution, which helps us to control the cost of goods sold. Although we may elect to use a different manufacturer or multiple manufacturers in the future, there can be no assurance that this concentration will decrease over time.

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

For the year ended December 31, 2013, the Company had operating expenses totaling $477,588 compared to $412,792 for the same period in 2012, an increase of $64,796.  This change is primarily a result of increases in human resource cost (approximately $62,000 paid to BAI for certain accounting, marketing and inventory control services rendered by its employees to the Company), third party services (approximately $61,000), marketing costs (approximately $35,000) and office (approximately $26,000) and other expenses (approximately $5,000) which were offset by decreases in professional fees (approximately $104,000) and travel expenses (approximately $20,000).

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

ITEM 13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the year ended December 31, 2013, BAI, our principal stockholder, incurred certain costs associated with the Company’s operations, including human resource costs, travel expense, marketing expense and occupancy costs, totaling $267,826.  In January 2013, the Company made a payment to BAI in the amount of $18,668 and in April applied $146,895 to partially offset accounts receivable with BAI of $202,765.

During 2013, through cash advances in the aggregate  amount of $128,330 and vendor payments in the aggregate amount of $96,135, BAI advanced the Company $224,465.  The vendor payments made by BAI were for expenses incurred for product packaging, software and securities transfer agent services. During 2013, the Company reduced the outstanding related party loan balance with BAI with (i) a $2,000 payment to a BAI corporate credit card account issued in the name of Nathan Halsey, our sole officer and director, (ii) an application of a $1,888 refund paid to BAI in error by one of the Company’s vendors, (iii) a cash repayment of $1,150, and (iv) an application of $55,870 to partially offset accounts receivables with BAI of $202,765.   BAI is controlled by Mr. Halsey.

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

DATE: December 17, 2014	BONAMOUR, INC.

	By:	/s/ Nathan Halsey
Nathan Halsey
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nathan Halsey Nathan Halsey	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	Decemer 17, 2014

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

BONAMOUR, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Years Ended
	December 31,
	2013	2012

Revenue from related party, net	$202,765	$560,000

Cost of goods sold	112,330	43,701

Gross profit	90,435	516,299

Operating expenses:
Selling, general and administration	472,588	407,792
Amortization expense	5,000	5,000
Total operating expenses	477,588	412,792

Income (loss) before provision for income taxes	(387,153)	103,507

Provision for income taxes	-	-

Net income (loss)	$(387,153)	$103,507

Earning (loss) per share, basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding	199,500,000	199,500,000

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

Revenue Recognition

Revenue is recognized when 1) persuasive evidence of a sales arrangement exists, 2) the selling price is fixed or determinable, 3) delivery of the product or service occurs, and 4) collection is probable. In the case of sales of product to BAI, sales are evidenced by a purchase order for products at a fixed price, the price was paid upon delivery of the purchase order and product was delivered to BAI for resale at such price.

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

NOTE 4 – RELATED PARTIES

Sales Deposit

On December 28, 2011, the Company accepted a purchase order from BAI, pursuant to which the Company will deliver certain Bonamour branded products (the “Bonamour Trio”), to BAI for consumer resale by BAI in Asia.  The payment terms called for an advance payment of $1,511,250.  The payment was received on December 28, 2011 and recorded as customer deposit-related party (the “Deposit”) on the Company’s financial statements.  In August 2012, a review of the project status resulted in the cancellation of the original purchase order and the issuance of a corrected purchase order for product for an aggregate purchase price of $560,000 and BAI requested a refund of the Deposit in the amount of $906,750.  Between June and December 2012 the entire amount was refunded to BAI.  In November 2012, the Company recorded sales of its Bonamour Trio to BAI in the amount of $560,000 and applied this amount to the outstanding Deposit balance.  On September 30 and December 31, 2012, the Company offset $11,379 and $23,450, respectively, of the Deposit against amounts due to the Company from BAI.  As of December 31, 2012, the remaining balance of $9,671 was reclassified to loans from related parties in the accompanying financial statements.

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